Form 10QSB
period 1995-06-30
RTI INC
filed 1995-08-10
CIK 81699

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

___
 X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF ___ 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1995

___
___ TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT
    1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                          Commission file number 0-5887

                                    RTI INC.
        (Exact name of small business issuer as specified in its charter)

                      NEW YORK                         11-2163152
         (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)           Identification No.)

                108 Lake Denmark Road, Rockaway, New Jersey 07866
               (Address of principal executive offices) (Zip Code)

                                 (201) 625-8400
                (Issuer's telephone number, including area code)


     Check whether the issuer (1) filed all reports required to be filed by Section l3 or l5(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                July 21, 1995 - 1,072,688 shares of common stock

     Transitional Small Business Disclosure Form   Yes __     No x

                 Exhibit Index on sequentially numbered page 17

                            Total number of pages 21

Part I.  Financial Information
Item I.  Financial Statements


                            RTI Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                  June 30,   December 31,
                                                    1995          1994
    Assets                                       (unaudited)
    -----------------------------------------   -----------   -----------

    Current:
      Cash and cash equivalents                 $    65,217  $   172,198
      Accounts receivable, net of allowance
       for doubtful accounts of $24,000
       and $10,000                                  494,288      541,742
      Prepaid expenses and other                     71,664      103,975
      Restricted deposits (Notes 2 and 11)           15,771       39,028
                                                -----------   ----------
             Total current assets                   646,940      856,943


    Property, plant, equipment and Cobalt 60,
     net of accumulated depreciation and
     amortization                                 7,071,245    6,865,198

    Certificates of financial assurance -
     restricted (Note 3)                            150,000      150,000

    Deferred financing costs (Note 4)                43,324       48,224
                                                -----------  -----------

             Total assets                       $ 7,911,509  $ 7,920,365
                                                ===========  ===========


          See accompanying notes to consolidated financial statements.

                            RTI Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                  June 30,   December 31,
                                                   1995          1994
    Liabilities and Stockholders' Equity         (unaudited)
    -----------------------------------------   -----------   ----------

    Current:
      Current portion of long-term debt
       (Note 7)                                 $   824,780   $  607,600
      Accounts payable                              165,945      235,172
      Accrued expenses (Note 6)                     431,747      523,879
                                                -----------   ----------
             Total current liabilities            1,422,472    1,366,651


    Long-term debt, net of current portion
     and discount of $55,000 and $66,000
     (Notes 7 and 10)                             2,272,506    2,021,713

    Other liabilities (Notes 8 and 11)              798,193      836,510
                                                -----------   ----------
             Total liabilities                    4,493,171    4,224,874
                                                -----------   ----------

    Commitments and contingencies
     (Notes 5,6,7,8,9,10,11 and 13)

    Stockholders' equity (Note 15):
     Preferred stock, $.05 par value -
      shares authorized 2,000,000;
      no shares issued and outstanding                   --           --
     Common stock, $.08 par value -
      shares authorized 15,000,000;
      issued and outstanding, 1,072,688              85,815       86,175
     Additional paid-in capital                  16,014,622   16,014,622
     Deficit                                    (12,682,099) (12,405,306)
                                                -----------  -----------
             Total stockholders' equity           3,418,338    3,695,491
                                                -----------  -----------
             Total liabilities and
              stockholders' equity              $ 7,911,509  $ 7,920,365
                                                ===========  ===========


         See accompanying notes to consolidated financial statements.

                            RTI Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)

                                             Three Months Ended June 30,
                                                  1995          1994
                                               ----------    ----------
    Net sales                                  $1,034,310    $1,180,113
    Cost of sales                                 722,038       590,779
                                               ----------    ----------
          Gross profit                            312,272       589,334

    Operating expenses:
      Selling, general and
        administrative expenses                   419,144       414,230
                                               ----------    ----------
          Income (loss) from operations          (106,872)      175,104

    Other income (expense):
      Investment income, net                        2,700         2,304
      Expenses of Salem facility,
        including interest expense of
        $17,161 (Notes 5 and 7)                        --       (50,906)
      Expenses of Rockaway Industrial
        Park - Parcel I, including
        interest expense of $5,500
        in 1995 and 1994 (Notes 9 and 10)         (22,874)      (33,888)
      Other interest expense (Note 12)            (71,302)      (13,272)
                                               ----------    ----------
          Income (loss) before taxes on income   (198,348)       79,342

    Taxes on income                                    --         1,232
                                               ----------    ----------

    Net income (loss)                          $ (198,348)   $   78,110
                                               ==========    ==========

    Net income (loss) per share                $     (.18)   $      .07
                                               ==========    ==========
    Weighted average number of common
     shares outstanding (Notes 14 and 15)       1,072,688     1,072,688
                                               ==========    ==========


          See accompanying notes to consolidated financial statements.

                            RTI Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)

                                               Six Months Ended June 30,
                                                  1995          1994
                                               ----------    ----------
    Net sales                                  $2,156,790    $2,326,266
    Cost of sales                               1,427,265     1,135,918
                                               ----------    ----------
          Gross profit                            729,525     1,190,348

    Operating expenses:
      Selling, general and
        administrative expenses                   826,348       824,547
                                               ----------    ----------
          Income (loss) from operations           (96,823)      365,801

    Other income (expense):
      Investment income, net                        6,594         5,368
      Expenses of Salem facility,
        including interest expense of
        $37,081 (Notes 5 and 7)                        --      (105,493)
      Expenses of Rockaway Industrial
        Park - Parcel I, including
        interest expense of $11,000
        in 1995 and 1994 (Notes 9 and 10)         (56,877)      (66,477)
      Other interest expense (Note 12)           (129,687)      (29,144)
                                               ----------    ----------
          Income (loss) before taxes on income   (276,793)      170,055

    Taxes on income                                    --         3,030
                                               ----------    ----------

    Net income (loss)                          $ (276,793)   $  167,025
                                               ==========    ==========

    Net income (loss) per share                $     (.26)   $      .16
                                               ==========    ==========
    Weighted average number of common
     shares outstanding (Notes 14 and 15)       1,072,688     1,072,678
                                               ==========    ==========


         See accompanying notes to consolidated financial statements.

                            RTI Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                   ( Note 16 )

                                                Six Months Ended June 30,
                                                   1995          1994
    Cash flows from operating activities:       ---------     ---------
      Net income (loss)                         $(276,793)    $ 167,025
                                                ---------     ---------
        Adjustments to reconcile net income
         (loss) to net cash provided by
         operating activities:
           Depreciation and amortization          427,451       348,230
           Allowance for bad debt                  14,500            --
           Discounting of note payable             11,004            --
           (Increase) decrease in:
             Accounts receivable                   32,954        (8,949)
             Restricted deposits                   23,257        78,844
             Prepaid expenses and other            37,211       ( 7,898)
             Certificates of Financial Assurance       --       (75,000)
           Increase (decrease) in:
             Accounts payable                     (69,227)      (67,060)
             Accrued expenses                     (92,132)     (217,056)
                                                ---------     ---------
               Total adjustments                  385,018        51,111
                                                ---------     ---------
               Net cash provided by
                operating activities              108,225       218,136
                                                ----------    ---------
    Cash flows from investing activities:
      Purchases of fixed assets                   (36,112)      (49,609)
      Decrease in short-term investments               --       275,801
                                                ---------     ---------
               Net cash provided by (used in)
                investing activities              (36,112)      226,192
                                                ---------     ---------
    Cash flows from financing activities:
      Payments on long-term debt                 (140,417)     (280,483)
      Payments on other liabilities               (38,317)     (151,417)
      Payments for fractional shares
       of common stock (Note 15)                     (360)           --
      Proceeds from exercise of stock options          --           219
                                                ---------     ---------
               Net cash (used in)
                financing activities             (179,094)     (431,618)
                                                ---------     ---------
    Net increase (decrease) in cash
     and cash equivalents                        (106,981)       12,647
    Cash and cash equivalents,
     beginning of year                            172,198       379,421
                                                ---------     ---------
    Cash and cash equivalents,
     end of period                              $  65,217     $ 392,068
                                                =========     =========


          See accompanying notes to consolidated financial statements.

                            RTI Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

               (Information as of June 30, 1995 and 1994, and for
                the three and six months then ended is unaudited)


1.   Unaudited Information

In the opinion of management of RTI Inc. (with its subsidiaries the "Company"), the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the Company's financial position as of June 30, 1995, its results of operations for the three months and six months ended June 30, 1995 and 1994, and its cash flows for the six months ended June 30, 1995 and 1994. Results of operations for the six month period ended June 30, 1995 presented are not necessarily indicative of the results to be expected for the year ending December 31, 1995. Information included in the consolidated balance sheet as of December 31, 1994 has been derived from the Company's audited consolidated financial statements in its Annual Report on Form 10-KSB for the year ended December 31, 1994, to which reference is made. Certain information included in audited financial statements and related notes prepared in accordance with generally accepted accounting principles may have been condensed or omitted.


2.   Restricted Deposits

Restricted deposits are funds held in accordance with an Administrative Consent Order of the New Jersey Department of Environmental Protection (the "DEP") (Note
11).


3.   Certificates of Financial Assurance

In accordance with Nuclear Regulatory Commission ("NRC") regulations, the Company must provide a $75,000 Certificate of Financial Assurance for each NRC licensed facility. The Company has elected to use trust funds which are on deposit in restricted bank accounts.


4.   Deferred financing costs

The outstanding City of Salem Municipal Port Authority, Port Development Bonds were redeemed and remarketed in December 1994 (Note 7). The related financing costs are being amortized over the remaining life of the bonds.


5.   Salem Facility

In 1986, the Company commenced irradiation processing operations at a new facility in Salem, New Jersey. This facility is located on land

                            RTI Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

               (Information as of June 30, 1995 and 1994, and for
                the three and six months then ended is unaudited)


utilized pursuant to a long-term lease with the City of Salem Municipal Port Authority. The lease has been accounted for as a capitalized lease. The lease initially expires in 2004 and permits an extension. During 1988, the Company suspended operations at this facility. In October 1994, the Company reopened this facility and irradiation services are ongoing.


6.   Accrued Expenses

Accrued expenses consisted of the following at June 30, 1995:

             Property taxes                              $ 136,087
             Interest expense                               44,659
             Professional fees and other                    63,058
             Payroll and related costs                      32,172
             Environmental cleanup and DEP oversight       155,771
                                                         ---------
                       Total                             $ 431,747
                                                         =========


7.   Long-term debt

Long-term debt consisted of the following at June 30, 1995:

          City of Salem Municipal Port Authority,
           Port Development Revenue Bonds            $1,250,000
          Notes payable                                 307,020
          Secured Cobalt 60 financing and
           capital lease agreements                   1,540,266
                                                     ----------
                    Total                             3,097,286

          Less: Current portion                         824,780
                                                     ----------
                    Total long-term debt             $2,272,506
                                                     ==========


8.   Other Liabilities

Other Liabilities of $798,193 at June 30, 1995 consisted of DEP oversight costs and reserves for site remediation (Note 11).

                            RTI Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

               (Information as of June 30, 1995 and 1994, and for
                the three and six months then ended is unaudited)


9.   Rockaway Industrial Park

The Company owns a 248 acre parcel of land ("Parcel I") in Rockaway, New Jersey, that is contiguous to the 15 acre operating parcel that is the site of one of its irradiation processing facilities ("Parcel II" and, with Parcel I, the "Rockaway Industrial Park"). Since 1985, the Company has been seeking a buyer for Parcel I; however, the Company's ability to sell Parcel I is impaired until an environmental cleanup and remediation program is completed (Note 11).


10.  Note Discount and Discount Amortization

The $287,000 note related to the Rockaway Industrial Park was discounted on December 31, 1992 by $110,000, which discount is being amortized over five years beginning January 1, 1993 (Note 7).


11.  Environmental Investigation, and Remediation

As a result of engineering tests that commenced in 1981, the New Jersey Department of Environmental Protection (the "DEP") issued a directive in 1986 ordering a remedial investigation and feasibility study (the "Study") designed to determine the nature and extent of contamination on the Rockaway Industrial Park property. The Company agreed to pay the costs of the Study and entered into an Administrative Consent Order with the DEP. In 1989, the DEP issued a Second Directive seeking payment for approximately $1,200,000 to pay for an additional environmental study and DEP oversight costs ("Phase II"). In 1993, the Company entered into an Administrative Consent Order ("ACO II") with the DEP. The ACO II allows for the remaining Study and Phase II liability to the DEP to be paid in quarterly installments of $35,000 including principal and interest, until the liability is satisfied.

The Company believes its ability to dispose of any portion of the Rockaway Industrial Park will be impaired until it has been released from DEP involvement. There can be no assurances that the cleanup and remediation accruals will represent the Company's ultimate liability.

In addition, the Company has been named a respondent in an environmental proceeding relating to a disposal site to which the Company is alleged to have shipped materials in 1978. The Company has disclaimed liability and has made no provision for such potential liability in its financial statements.

                            RTI Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

               (Information as of June 30, 1995 and 1994, and for
                the three and six months then ended is unaudited)


12.  Other Interest Expense

Other interest expense is primarily related to long-term debt and includes amortization of deferred financing costs (Notes 4 and 7).


13.  Stock Options

The Company's 1987 stock option plan (the "Plan") authorizes the issuance of options for common stock until November 3, 1997. The options granted may be either incentive stock options which are exercisable one year or more from the date of grant or nonqualified stock options which may be exercisable immediately. Details of stock option transactions for the six month period ended June 30, 1995 under the 1987 Plan, which reflect the one for eight reverse stock split effective May 1995 (Note 15), are as follows:

                                             Price per     Exercisable
                              Options          Share         Options
                             -----------------------------------------
    Outstanding at
      December 31, 1994         4,623      $6.50 - $7.76      3,205
    Granted                     1,250       4.00                 --
    Exercised                      --
    Canceled                     (937)
                             --------
    Outstanding at
      June 30, 1995             4,936      $4.00 - $6.50      2,581
                             ========


14.  Weighted Average Number of Common Shares Outstanding

The computation of the weighted average number of common shares outstanding for the three month and six month periods ended June 30 1995 and 1994 considered the one for eight reverse stock split, as if such stock split occurred at the beginning of each period (Note 15), and excluded outstanding options, which were considered antidilutive. No shares were issued during the six month period ended June 30, 1995.


15.  Common and Preferred Stock Authorized, Issued and Outstanding

Effective May 25, 1995 the Company's Certificate of Incorporation was amended to effect a one for eight reverse stock split of the common stock and authorize 2,000,000 shares of preferred stock. No preferred

                            RTI Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

               (Information as of June 30, 1995 and 1994, and for
                the three and six months then ended is unaudited)


stock was issued as of June 30, 1995 and the outstanding common stock at June 30, 1995 was an estimate (since fractional shares were not issuable) based on the actual number of shares converted one for eight and the remaining shares to be converted.


16.  Statement of Cash Flows

Supplemental disclosures of cash flow information are as follows:

                                 Six months ended     Six months ended
                                  June 30, 1995        June 30, 1994
                                 ----------------     ----------------
        Interest paid                $111,561            $ 62,897
        Income taxes paid               4,985               3,949

In April 1995, the Company financed a purchase of Cobalt 60 amounting to $597,000.



Item 2.

Management's  Discussion and Analysis or Plan of Operation

Reference is made to Item 6 - "Management's Discussion and Analysis or Plan of Operation" contained in the Company's Annual Report on Form l0-KSB for its fiscal year ended December 31, 1994 for a discussion of the Company's financial condition as of December 31, 1994, including a discussion of the Company's anticipated liquidity and working capital requirements during 1995.


Comparison of Operations for the Three Months Ended June 30, 1995 to the Three Months Ended June 30, 1994

Net sales for the three months ended June 30, 1995 were $1,034,310, a decrease of 12% from net sales of $1,180,113 for the same period in 1994. The lower net sales in 1995, as compared to 1994, were primarily a result of decreased processing demand, lower product volume from certain major customers and competitive pricing pressures.

Cost of sales for the second quarter of 1995 increased to $722,038 from $590,779 in the comparable quarter of 1994. The increase was primarily due to the operations of the Salem facility which was not in operation in the second quarter of 1994. The cost of sales at the other facilities was consistent with ongoing operations and the related Cobalt 60 in place. Cost of sales associated with facilities operations are primarily fixed costs and therefore do not necessarily decline with reductions in sales. As a result, the gross profit percentage for the second quarter of 1995 decreased to 30% from 50% in 1994.

Selling, general and administrative ("SG&A") expenses of $419,144 for the second quarter of 1995 increased 1% from $414,230 for the same period in 1994. Certain SG&A expenses in 1995, such as salaries and professional fees, were significantly reduced compared to the same expenses in 1994, which decrease was offset by the added SG&A expenses associated with the Salem facility, which was not in operation during the 1994 period.

As a result of the foregoing, loss from operations for the second quarter of 1995 was $106,872 as compared to income of $175,104 in 1994.

Investment income was $2,700 for the second quarter of 1995 as compared to $2,304 for the same period in 1994, a result of increased interest rates.

Expenses of the Salem facility for the second quarter of 1995 were included in cost of sales, SG&A, and other interest expense. Salem facility expenses of $50,906 in the second quarter of 1994 reflected the cost of the idle facility during that period.

Expenses of Rockaway Industrial Park - Parcel I decreased to $22,874 in the second quarter of 1995 as compared to $33,888 in 1994. The decrease was primarily due to lower maintenance and environmental costs in the 1995 period.

Other interest expense of $71,302 in the second quarter of 1995, increased primarily due to the higher interest rate of the long-term debt (which was converted in December 1994 to a fixed rate of 10% from a lower floating rate) related to the Salem facility (Note 7), interest related to financing additional Cobalt 60 for the Salem facility, and a short-term loan incurred in 1994. Interest expense in 1994 of $13,272 related to Cobalt 60 financing and lease agreements.

As a result of the foregoing, the Company reported net loss before taxes of $198,348 for the second quarter of 1995, as compared to net income before taxes of $79,342 in 1994.

Income tax expense for the second quarter of 1994 was estimated to be $1,232. The amount of estimated net income tax expense is the net of regular estimated income tax offset by the available net operating loss carryforwards for Federal income taxes and State income taxes.

For the quarter ended June 30, 1995, the Company reported net loss of $198,348 or $.18 per share, as compared to net income of $78,110 or $.07 for the same quarter of 1994.

Comparison of Operations for the Six Months Ended June 30, 1995 to the Six Months Ended June 30, 1994

Net sales for the six months ended June 30, 1995 were $2,156,790, a decrease of 7% from net sales of $2,326,266 for the same period in 1994. The lower net sales in 1995, as compared to 1994, was a result of decreased product volume, decreased processing demand from certain major customers primarily in the medical segment and competitive pricing pressures.

Cost of sales for the six month period of 1995 increased to $1,427,265 from $1,135,918 in the comparable period of 1994. The increase was primarily due to the operation of the Salem facility which was not in operation during the comparable six month period of 1994. The cost of sales at the other facilities was consistent with ongoing operations and the related Cobalt 60 in place. Cost of sales associated with facilities operations are primarily fixed costs and therefore do not necessarily decline with reductions in sales. As a result, the gross profit percentage for the six month period of 1995 decreased to 34% from 51% in 1994.

SG&A expenses of $826,348 for the six month period of 1995 increased slightly from $824,547 for the same period in 1994. Certain SG&A expenses in 1995, such as salaries and professional fees, were significantly reduced compared to the same expenses in 1994, which decrease was offset by the added SG&A expenses associated with the Salem facility, which was not in operation during the 1994 period.

As a result of the foregoing, loss from operations for the six month period of 1995 was $96,823 as compared to income of $365,801 in 1994.

Investment income was $6,594 for the six month period of 1995 as compared to $5,368 for the same period in 1994, a result of increased interest rates.

Expenses of the Salem facility for the six month period of 1995 are included in cost of sales, SG&A, and other interest expense. Salem facility expenses of $105,493 in 1994 reflected the cost of the idle facility during that period.

Expenses of Rockaway Industrial Park - Parcel I decreased to $56,877 in the six month period of 1995 as compared to $66,477 in 1994. The decrease was due to lower maintenance and environmental costs in the 1995 period.

Other interest expense of $129,687 in the six month period of 1995, increased due to the higher fixed interest rate commencing December 1, 1994 of the long-term debt related to the Salem facility (which was converted in December 1994 to a fixed rate of 10% from a lower floating rate), interest related to financing of additional Cobalt 60, and a short-term loan incurred in 1994. Interest expense in 1994 of $29,144 related to Cobalt 60 financing and lease agreements.

As a result of the foregoing, the Company reported net loss before taxes of $276,793 for the six months of 1995, as compared to net income before taxes of $170,055 in 1994.

Income tax expense for the six month period of 1994 was estimated to be $3,030. The amount of net income tax expense estimated is the net of regular estimated income tax offset by the available net operating loss carryforwards for Federal income taxes and State income taxes.

For the six month period ended June 30, 1995, the Company reported net loss of $276,793 or $.26 per share, as compared to net income of $167,025 or $.16 for the same period of 1994.


Financial Condition

At June 30, 1995, the Company had a working capital deficit of $775,532, as compared to a working capital deficit of $509,708 at December 31, 1994. Working capital during the six month period of 1995 decreased by $265,824 due to the operating costs and Cobalt 60 financing related to the Salem Facility which began operations in October 1994. The Company's ability to decrease the working capital deficit is dependent on increasing the current level of sales revenues and obtaining external financing. Based on current forecasts, management believes that sales revenues of the Salem Facility will significantly increase in the second half of 1995, but that the Company will require additional financing to enable the Company to continue to meet its obligations on a timely basis. Accordingly, the Company is negotiating with certain investment bankers for a possible public or private sale of equity securities. In June 1995, the Company advised the DEP that the quarterly payment of $35,000 for prior DEP oversight costs due in July would be delayed. The Company is currently negotiating with the DEP for relief from the requirement to make quarterly payments and the DEP has agreed in writing not to take any action with respect to this matter until the outstanding issues are addressed. The Company has negotiated a commitment for a short-term credit line of $100,000 which would require the Company to pledge certain assets. The Company believes that the short-term financing would be sufficient to continue current operations, but in the event that additional financing is not obtained by December 1, 1995 the Company may not be able to pay the City of Salem Municipal Port Authority, Port Development Revenue Bonds annual principal payment of $250,000 due December 1, 1995. Management believes that the sale of securities is feasible and should provide sufficient funds to continue operations and pay existing obligations, although there can be no assurance that it will be timely obtained.

The Company's net cash provided by operating activities during the first six months of 1995 was $108,225 as compared to $218,136 for the same period of 1994. Investing activities in the six month period of 1995 used $36,112 compared to cash provided of $226,192 in 1994. Net cash used in financing activities during the six month period was $179,094, primarily a result of payments for previously installed Cobalt 60, and a DEP payment related to the ACO II. The net decrease in cash and cash equivalents for the six month period ended June 30, 1995 was $106,981 as compared to a net increase of $12,647 for the same period in 1994.



Part II.  Other Information

Item 1. Legal Proceedings.

     Reference is made to Item 3 - "Legal Proceedings - Martin Welt Litigation" contained in the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1994 for a discussion concerning various pending litigation relating to Martin Welt, including a litigation (the "Welt Litigation") instituted in January 1987 by Dr. Welt against the Company and others in the Superior Court of New Jersey, Chancery Division, Essex County (Docket No. C-1305-87E).

     In May 1995, the Appellate Division of the Superior Court affirmed all actions taken in the Welt Litigation by the Superior Court which has been appealed by either Dr. Welt or the Company, with respect to which (as previously reported) oral argument had been heard on March 8, 1995.

     In August 1993 (as previously reported), Dr. Welt filed for relief under Chapter 11 of the United States Bankruptcy Code. On June 26, 1995, the Bankruptcy Court dismissed Dr. Welt's Chapter 11 bankruptcy petition, without prejudice to the right of Dr. Welt to appeal the non-dischargeability in bankruptcy of a 1994 judgment obtained by the Company in the Welt litigation.

     On August 7, 1995 the Company and Dr. Welt entered into an agreement regarding the Welt Litigation. Pursuant to such agreement, (a) Dr. Welt, Ruth Welt and The Welt Group, Inc., on the one hand, and the Company, on the other, released each other from all outstanding claims and causes of action, irrespective of whether the same had yet been asserted, (b) Dr. Welt and the Company agreed to a dismissal of the Welt Litigation, with prejudice, (c) Dr. Welt delivered to the Company $72,000 and a third-party promissory note obtained by Dr. Welt in 1987 (the "Note"), and (d) Dr. Welt made arrangements to deliver his 57,112 shares of RTI Common Stock to a broker-dealer with instructions to sell such shares from time to time as such broker-dealer shall deem appropriate and to remit the net proceeds thereof to the Company.

     The Note is subject to an alleged claim of unenforceability and Dr. Welt, in delivering the Note to the Company, made no representation as to enforceability. The Company, at the present time, does not have adequate information to determine whether the Note is enforceable or whether the obligor thereunder has adequate assets to satisfy all or a portion thereof.

Item 2. Changes in Securities.

     None; however, on May 25, 1995, the Company filed a Certificate of Amendment to its Certificate of Incorporation which, among other things, effected a one-for-eight reverse stock split of its Common Stock. Such amendment did not affect the rights and privileges of the holders of Common Stock.


Item 3. Defaults Upon Senior Securities.

     Not applicable.


Item 4. Submission of Matters to a Vote of Securityholders.

     On May 16, 1995, the Company held an Annual Meeting of its shareholders, at which time each of the four incumbent directors of the Company who had been nominated by the Board of Directors for reelection as a director of the Company was reelected as a director. The votes cast were as follows:

                                             FOR            WITHHELD
                                          ---------         --------
             Sanders Davies               6,768,876         349,975
             C. W. McMillan               6,765,044         353,807
             Theo W. Muller               6,763,826         353,275
             George M. Whitmore, Jr       6,754,124         364,727

     At the Annual Meeting three additional proposals were voted upon as follows:

(i)     Proposal  to  amend  the   Certificate  of  Incorporation  to  effect  a
        one-for-eight reverse stock split:

           FOR            AGAINST        ABSTAINING
        ---------         -------        ----------
        6,285,241         771,326          54,804

(ii) Proposal to amend the Certificate of Incorporation to authorize the issuance of up to 2,000,000 shares of preferred stock:

           FOR            AGAINST        ABSTAINING
        ---------         -------        ----------
        4,544,607         711,796          78,760

(iii) Proposal to ratify BDO Seidman as the independent auditors of the Company for the fiscal year ending December 31, 1995:

           FOR            AGAINST        ABSTAINING
        ---------         -------        ----------
        6,780,796         280,989          59,586



Item 5. Other Information - none


Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             19. Previously unfiled documents.

             Certificate of Amendment of Certificate of Incorporation of the Company, as filed by the New York Department of State on May 25, 1995.

        (b)  Reports on Form 8-K

             No reports on Form 8-KSB were filed during the fiscal quarter with respect to which this report is filed.

                                   Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                             RTI INC.


Date:   August 9, 1995                       /s/  Theo W. Muller
                                             -------------------
                                             Theo W. Muller
                                             President




Date:   August 9, 1995                       /s/  R. Stephen Maico
                                             ---------------------
                                             R. Stephen Maico
                                             Treasurer
                                             Principal Accounting and
                                             Financial Officer

Exhibit 19


                            CERTIFICATE OF AMENDMENT
                                     OF THE
                          CERTIFICATE OF INCORPORATION
                                       OF
                                    RTI INC.

                Under Section 805 of the Business Corporation Law

                                 --------------

     It is hereby certified that:

     FIRST: The name of the Corporation is RTI Inc. The name under which the Corporation was formed is Radiation Technology, Inc.

     SECOND: The certificate of incorporation of the Corporation was filed by the Department of State on August 27, 1968.

     THIRD:   The  amendments  of  the  certificate  of   incorporation  of  the
Corporation effected by this certificate of amendment are as follows:

          (a) to change (i) 8,617,519 authorized shares of common stock, par value of $.01 per share, of the Corporation (the "Pre-Split Common Stock"), all of which are issued and outstanding, into approximately 1,075,000 issued and outstanding shares of common stock, par value $.08 per share, of the Corporation (the "Post-Split Common Stock"), the terms of the change being at the rate of one-eighth share of Post-Split Common Stock for each one share of Pre- Split Common Stock; provided that no fractional shares of Post-Split Common Stock resulting from such change shall be issued and any holder who otherwise shall have been entitled to receive a fractional share resulting from such change shall, instead, be entitled to receive, upon surrender of such holder's stock certificate representing Pre-Split Common Stock, a new certificate or certificates representing the number of whole shares of Post-Split Common Stock to which such holder is entitled and cash in lieu of any fractional share of Post-Split Common Stock to which such holder otherwise would have been entitled; and (ii) the authorized but unissued shares of Pre-Split Common Stock into approximately 13,925,000 shares of authorized but unissued shares of Post-Split Common Stock, par value $.08 per share, such change being at the rate of 2.181 shares of Post-Split Common Stock for each one share of Pre-Split Common Stock; and

          (b) to authorize the Corporation to issue 2,000,000 shares of preferred stock, $.05 par value.

     FOURTH: To accomplish the foregoing amendments, Article FOURTH is deleted in its entirety and the following is substituted therefor:

          "FOURTH: (a) The total number of shares of stock which the Corporation shall have the authority to issue is 17,000,000 shares, which shall consist of 15,000,000 shares of common stock, $.08 par value per share ("Common Shares") and 2,000,000 shares of preferred stock, $.05 par value per share ("Preferred Shares"). Except as otherwise provided in accordance with this Certificate of Incorporation, the Common Shares shall have unlimited voting rights, with each Common Share being entitled to one vote, and the right to receive the net assets of the Corporation upon dissolution, with each Common Share participating on a pro rata basis.

                   (b) The Board of Directors is hereby authorized, from time to time and without shareholder action, to provide for the issuance of Preferred Shares in one or more series not exceeding in the aggregate the number of Preferred Shares authorized by this Certificate of Incorporation, as amended from time to time; and to determine with respect to each such series the voting powers, if any (which voting powers, if granted, may be full or limited), designations, preferences and relative, participating, option or other special rights, and the qualifications, limitations or restrictions relating thereto, including without limiting the generality of the foregoing, the voting rights relating to Preferred Shares of any series (which may be one or more votes per share or a fraction of a vote per share, which may vary over time, and which may be applicable generally or only upon the happening and continuance of stated events or conditions), the rate of dividend to which holders of Preferred Shares of any series may be entitled (which may be cumulative or noncumulative), the rights of holders of Preferred Shares of any series in the event of liquidation, dissolution or winding up of the affairs of the Corporation, the rights, if any, of holders of Preferred Shares of any series to convert or exchange such Preferred Shares of such series for shares of any other class or series of capital stock or for any other securities, property or assets of the Corporation or any subsidiary (including the determination of the price or prices or the rate or rates applicable to such rights to convert or exchange and the adjustment thereof, the time or times during which the right to convert or exchange shall be applicable, and the time or times during which a particular price or rate shall be applicable), whether or not the shares of that series shall be redeemable, and if so, the terms and conditions of such redemption, including the date or dates upon or after which they shall be redeemable, and the amount per share payable in case of redemption, which amount may vary under different conditions and at different dates, and whether any shares of that series shall be redeemed pursuant to a retirement or sinking fund or otherwise and the terms and conditions of such obligation.

               (c) Before the  Corporation  shall issue any Preferred  Shares of any series, a Certificate of Amendment to the Certificate of Incorporation fixing the voting powers, designations, preferences, the relative, participating, option or other rights, if any, and the qualifications, limitations and restrictions, if any, relating to the Preferred Shares of such series, and the number of Preferred Shares of such series authorized by the Board of Directors to be issued shall be filed with the Secretary of State of the State of New York in accordance with the New York Business Corporation Law and shall become effective without any shareholder action. The Board of Directors is further authorized to increase or decrease (but not below the number of such shares of such series then outstanding) the number of shares of any series subsequent to the issuance of shares of that series."

     FIFTH: The foregoing amendments of the certificate of incorporation of the Corporation were authorized by the vote at a meeting of the Board of Directors of the Corporation, followed by the vote of the holders of a majority of all of the outstanding shares of the Corporation entitled to vote on the said amendments of the certificate of incorporation.

     IN WITNESS WHEREOF, we have subscribed this document on the date set forth below and do hereby affirm, under the penalties of perjury, that the statements contained herein have been examined by us and are true and correct.



Dated: May 22, 1995                                  /s/  Theo W. Muller
                                                     -------------------
                                                     Theo W. Muller
                                                     President


                                                     /s/  R. Stephen Maico
                                                     ---------------------
                                                     R. Stephen Maico
                                                     Secretary