Form 10QSB/A
period 1995-06-30
RTI INC
filed 1995-10-02
CIK 81699

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-QSB/A

                                AMMENDMENT NO. 1
__
X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
--
1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1995
                                    -------------
__
__ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934 FOR THE TRANSITION PERIOD FROM ____________
TO ____________


                         Commission file number  0-5887
                                                --------


                                   RTI INC.
                   ------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                       NEW YORK                         11-2163152
               ------------------------                ------------
         (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)            Identification No.)


                108 Lake Denmark Road, Rockaway, New Jersey 07866
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (201) 625-8400
                                 --------------
                (Issuer's telephone number, including area code)




             Check whether the issuer (1) filed all reports required to be filed by Section l3 or l5(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
        requirements for the past 90 days.       Yes  x     No
                                                     ----      ----

             State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
              July 21, 1995   -   1,072,688   shares of common stock
             ---------------     -----------

            Transitional Small Business Disclosure Form    Yes     No  x
                                                               ---    ---

                    Exhibit Index on sequentially numbered page  2
                                                                ---

                    Total number of pages  3
                                          ---

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits
               --------

               27  Financial Data Schedule

                                   Signatures



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       RTI INC.




Date:   September 29, 1995             /s/ Theo W. Muller
                                       -------------------------
                                       Theo W. Muller
                                       President






Date:   September 29, 1995             /s/ R. Stephen Maico
                                       ------------------------
                                       R. Stephen Maico
                                       Treasurer
                                       Principal Accounting and
                                       Financial Officer