Form 10QSB
period 1995-09-30
RTI INC
filed 1995-11-14
CIK 81699

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                                     FORM 10-QSB

    --
    X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    --
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1995
                                                        ------------------
    --
         TRANSITION REPORT UNDER  SECTION 13  OR 15(d) OF  THE SECURITIES
    --
    EXCHANGE ACT 1934 FOR THE TRANSITION PERIOD FROM
    TO                                               ------------
       ------------

                           Commission file number  0-5887
                                                  --------

                                       RTI INC.
           -----------------------------------------------------------------
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

                                   (201) 625-8400
                                   --------------
                   (Issuer's telephone number, including area code)

             Check whether the issuer (1) filed all reports required to be filed by Section l3 or l5(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
        requirements for the past 90 days.       Yes  x     No
                                                     ----      ----

             State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
              November 10, 1995   -   1,076,919   shares of common stock
             -------------------     -----------

            Transitional Small Business Disclosure Form    Yes     No  x
                                                               ---    ---

                   Exhibit Index on sequentially numbered page  15
                                                               ----

                   Total number of pages  17
                                         ----

Part I.  Financial Information
Item I.  Financial Statements

                             RTI Inc. and Subsidiaries
                            Consolidated Balance Sheets

                                                      September 30, December 31,
                                                            1995          1994
            Assets                                       (unaudited)
            ----------------------------------------   ------------  -----------

            Current:
              Cash and cash equivalents                 $    95,652  $   172,198
              Accounts receivable, net of allowance
               for doubtful accounts of $24,000
               and $10,000                                  539,366      541,742
              Prepaid expenses and other                     36,860      103,975
              Restricted deposits                            15,771       39,028
                                                        -----------  -----------
                     Total current assets                   687,649      856,943

            Property, plant, equipment and Cobalt 60,
             net of accumulated depreciation and
             amortization                                 6,863,277    6,865,198

            Certificates of financial assurance -
             restricted                                     150,000      150,000

            Deferred financing costs                         42,765       48,224
                                                        -----------  -----------

                     Total assets                       $ 7,743,691  $ 7,920,365
                                                        ===========  ===========












          See accompanying notes to consolidated financial statements.

                             RTI Inc. and Subsidiaries
                            Consolidated Balance Sheets

                                                     September 30, December 31,
                                                           1995          1994
            Liabilities and Stockholders' Equity        (unaudited)
            ----------------------------------------  ------------  -----------

            Current:
              Current portion of long-term debt
               (Note 6 )                               $   792,269   $  607,600
              Accounts payable                             100,123      235,172
              Accrued expenses (Note 5)                    493,400      523,879
                                                       -----------  -----------
                     Total current liabilities           1,385,792    1,366,651


            Long-term debt, net of current portion
             and discount of $49,500 and $66,000
             (Note 6)                                    2,159,529    2,021,713

            Other liabilities (Note 7)                     839,948      836,510
                                                       -----------  -----------
                     Total liabilities                   4,385,269    4,224,874


            Commitments and contingencies
             (Notes 2,3,4,5,6, and 7)

            Stockholders' equity (Note 9):
             Preferred stock, $.05 par value -
              shares authorized 2,000,000;
              no shares issued and outstanding                  --           --
             Common stock, $.08 par value -
              shares authorized 15,000,000;
              issued and outstanding, 1,076,919             86,154       86,175
             Additional paid-in capital                 16,013,900   16,014,622
             Deficit                                   (12,741,632) (12,405,306)
                                                       -----------  -----------

                     Total stockholders' equity          3,358,422    3,695,491
                                                       -----------  -----------

                     Total liabilities and
                      stockholders' equity             $ 7,743,691  $ 7,920,365
                                                       ===========  ===========





            See accompanying notes to consolidated financial statements.

                             RTI Inc. and Subsidiaries
                       Consolidated Statements of Operations
                                    (unaudited)

                                                Three Months Ended September 30,
                                                         1995          1994
                                                       --------      --------

            Net sales                                 $1,069,217    $1,040,639
            Cost of sales                                707,300       575,117
                                                       ---------     ---------
                  Gross profit                           361,917       465,522

            Operating expenses:
              Selling, general and
                administrative expenses                  388,118       458,596
                                                       ---------     ---------
                  Income (loss) from operations          (26,201)        6,926

            Other income (expense):
              Investment income, net                       2,353         2,081
              Expenses of Salem facility,
                including interest expense of
                $17,161 (Notes 2 and 6)                       --       (50,645)
              Expenses of Rockaway Industrial
                Park - Parcel I, including
                interest expense of $5,500
                in 1995 and 1994 (Notes 3 and 4)        (115,391)      (28,424)
              Other interest expense (Note 8)            (67,213)      (12,321)
              Other income (Note 10)                     146,919            --
                                                       ---------     ---------
                  Loss before taxes on income            (59,533)      (82,383)

            Taxes on income                                   --        (1,640)
                                                       ---------     ---------

            Net loss                                   $ (59,533)    $ (80,743)
                                                       =========     =========

            Net loss per share                         $    (.06)    $    (.08)
                                                       =========     =========

            Weighted average number of common
             shares outstanding (Note 9)               1,076,919     1,077,190
                                                       =========     =========







            See accompanying notes to consolidated financial statements.

                             RTI Inc. and Subsidiaries
                       Consolidated Statements of Operations
                                    (unaudited)

                                                 Nine Months Ended September 30,
                                                           1995          1994
                                                        --------      --------
            Net sales                                  $3,226,007    $3,366,905
            Cost of sales                               2,134,565     1,711,035
                                                       ----------    ----------
                  Gross profit                          1,091,442     1,655,870

            Operating expenses:
              Selling, general and
                administrative expenses                 1,214,466     1,283,143
                                                       ----------    ----------
                  Income (loss) from operations          (123,024)      372,727

            Other income (expense):
              Investment income, net                        8,947         7,449
              Expenses of Salem facility,
                including interest expense of
                $54,242 (Notes 2 and 6)                        --      (156,138)
              Expenses of Rockaway Industrial
                Park - Parcel I, including
                interest expense of $16,500
                in 1995 and 1994 (Notes 3 and 4)         (172,268)      (90,901)
              Other interest expense (Note 8)            (196,900)      (41,465)
              Other income (Note 10)                      146,919            --
                                                       ----------    ----------
                  Income (loss) before taxes on income   (336,326)       91,672

            Taxes on income                                    --         1,390
                                                       ----------    ----------

            Net income (loss)                          $ (336,326)   $   90,282
                                                       ==========    ==========

            Net income (loss) per share                $     (.31)   $      .08
                                                       ==========    ==========

            Weighted average number of common
             shares outstanding (Note 9)                1,077,100     1,077,186
                                                       ==========    ==========







            See accompanying notes to consolidated financial statements.

                             RTI Inc. and Subsidiaries
                       Consolidated Statements of Cash Flows
                                    (unaudited)
                                    ( Note 11 )

                                                 Nine Months Ended September 30,
                                                          1995          1994
                                                       ---------     ---------
     Cash flows from operating activities:
       Net income (loss)                               $(336,326)    $  90,282
                                                       ---------     ---------
       Adjustments to reconcile net income (loss) to
        net cash provided by operating activities:
          Depreciation and amortization                  647,862       502,585
          Provision for (recovery of) losses on
           accounts receivable                            14,500        (2,599)
          Discounting of note payable                     16,506        16,506
          (Increase) decrease in:
            Accounts receivable                          (12,124)      101,643
            Restricted deposits                           23,257        78,844
            Prepaid expenses and other                    72,574       (41,796)
            Certificates of financial assurance               --       (75,000)
          Increase (decrease) in:
            Accounts payable                            (135,049)      (20,456)
            Accrued expenses                             (30,479)     (272,911)
                                                       ---------     ---------
             Total adjustments                           597,047       286,816
                                                       ---------     ---------
             Net cash provided by operating activities   260,721       377,098
                                                       ---------     ---------
     Cash flows from investing activities:
       Purchases of fixed assets                         (48,556)     (216,521)
       Decrease in short-term investments                     --       275,801
                                                       ---------     ---------
             Net cash provided by (used in)
               investing activities                      (48,556)       59,280
                                                       ---------     ---------
     Cash flows from financing activities:
       Payments on long-term debt                       (252,968)     (297,965)
       Payments on other liabilities                     (35,000)     (151,417)
       Payments for fractional shares
        of common stock (Note 9(a))                         (743)           --
       Proceeds from exercise of stock options                --           219
                                                       ---------     ---------
             Net cash (used in) financing
              activities                                (288,711)     (449,163)
                                                       ---------     ---------
     Net decrease in cash and cash equivalents           (76,546)      (12,785)

     Cash and cash equivalents, beginning of year        172,198       379,421

     Cash and cash equivalents, end of period          $  95,652     $ 366,636
                                                       =========     =========



           See accompanying notes to consolidated financial statements.

                     RTI Inc. and Subsidiaries
             Notes to Consolidated Financial Statements

      (Information as of September 30, 1995 and 1994, and for the three and nine months then ended is unaudited)

1.    Unaudited Information

In the opinion of management of RTI Inc. (with its Subsidiaries, the "Company"), the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the Company's financial position as of September 30, 1995, its results of operations for the three months and nine months ended September 30, 1995 and 1994, and its cash flows for the nine months ended September 30, 1995 and 1994. Results of operations for the nine month period ended September 30, 1995 presented are not necessarily indicative of the results to be expected for the year ending December 31, 1995. Information included in the consolidated balance sheet as of December 31, 1994 has been derived from the Company's audited consolidated financial statements in its Annual Report on Form 10-KSB for the year ended December 31, 1994, to which reference is made. Certain information included in audited financial statements and related notes prepared in accordance with generally accepted accounting principles may have been condensed or omitted.


2.    Salem Facility

In 1986, the Company commenced irradiation processing operations at a new facility in Salem, New Jersey. This facility is located on land utilized pursuant to a long-term lease with the City of Salem Municipal Port Authority. The lease has been accounted for as a capitalized lease. The lease initially expires in 2004 and permits an extension. During 1988, the Company suspended operations at this facility. In October 1994, the Company reopened this facility and irradiation services are ongoing.


3.   Rockaway Industrial Park

The Company owns a 248 acre parcel of land ("Parcel I") in Rockaway, New Jersey, that is contiguous to the 15 acre operating parcel that is the site of one of its irradiation processing facilities ("Parcel II" and, with Parcel I, the "Rockaway Industrial Park"). Since 1985, the Company has been seeking a buyer for Parcel I. However, the Company's ability to recover its net investment in Parcel I is impaired by liabilities accruing from outstanding property taxes on 222 acres of Parcel I for the years 1993, 1994, and 1995, and until the completion of an environmental cleanup and remediation program (Note 4).

                     RTI Inc. and Subsidiaries
             Notes to Consolidated Financial Statements

      (Information as of September 30, 1995 and 1994, and for the three and nine months then ended is unaudited)

4.   Environmental Investigation, and Remediation

As a result of engineering tests that commenced in 1981, the New Jersey Department of Environmental Protection (the "DEP") issued a directive in 1986 ordering a remedial investigation and feasibility study (the "Study") designed to determine the nature and extent of contamination on the Rockaway Industrial Park property. The Company agreed to pay the costs of the Study and entered into an Adminis-trative Consent Order with the DEP. In 1989, the DEP issued a Second Directive seeking payment for approximately $1,200,000 to pay for an additional environmental study and DEP oversight costs ("Phase II"). In 1993, the Company entered into an Administrative Consent Order ("ACO II") with the DEP. Cost reimbursement to the DEP under the ACO II includes applicable DEP expenditures beginning July 1, 1982 and future DEP oversight. At September 30, 1995, the balance due the DEP under the ACO II amounted to $687,803, which resulted from billed DEP expenditures for the period July 1, 1982 to January 20, 1995. The ACO II, as amended in 1994, requires the outstanding balance of the Study, Phase II, and DEP oversight costs, to be paid to the DEP in installments of $35,000 including principal and interest, as billed by the DEP according to "quarterly" terms. As a result of ongoing DEP involvement, there can be no assurances that the DEP oversight, cleanup, and remediation accruals will represent the Company's ultimate liability.

In addition, the Company has been named a respondent in an environ-mental proceeding relating to a New Jersey disposal site to which the Company is alleged to have shipped materials in 1978. The Company has disclaimed liability and has made no provision for such potential liability in its financial statements.


5.    Accrued Expenses

Accrued expenses consist of the following at September 30, 1995:

      Property taxes                              $ 149,952
      Interest expense                               29,137
      Professional fees and other                   117,203
      Payroll and related costs                      41,337
      Environmental cleanup and DEP oversight       155,771
                                                  ---------
                Total                             $ 493,400
                                                  =========

                     RTI Inc. and Subsidiaries
             Notes to Consolidated Financial Statements

      (Information as of September 30, 1995 and 1994, and for the three and nine months then ended is unaudited)

6.    Long-term debt

Long-term debt consists of the following at September 30, 1995:

      City of Salem Municipal Port Authority,
       Port Development Revenue Bonds            $1,250,000
      Notes payable                                 287,522
      Secured Cobalt 60 financing and
       capital lease agreements                   1,414,276
                                                 ----------
                Total                             2,951,798
      Less: Current portion                         792,269
                                                 ----------
                Total long-term debt             $2,159,529
                                                 ==========

7.    Other liabilities

Other liabilities of $839,948 at September 30, 1995 consist of DEP oversight costs and reserves for site remediation (Note 4).


8.   Other Interest Expense

Other interest expense is primarily related to long-term debt and includes amortization of deferred financing costs.


9.  Stockholder's Equity

   (a) Common and Preferred Stock Authorized, Issued and Outstanding

Effective May 25, 1995 the Company's Certificate of Incorporation was amended to effect a one for eight reverse stock split of the common stock and authorize 2,000,000 shares of preferred stock. No preferred stock was issued as of September 30, 1995 and the outstanding common stock at September 30, 1995 was an estimate (since fractional shares were not issuable) based on the actual number of shares converted one for eight and the remaining shares to be converted.

   (b) Weighted Average Number of Common Shares Outstanding

The computation of the weighted average number of common shares outstanding for the three month and nine month periods ended September 30, 1995 and 1994 considered the one for eight reverse stock split, and excluded outstanding options, which were considered antidilutive. No shares were issued during the nine month period ended September 30, 1995.

                     RTI Inc. and Subsidiaries
             Notes to Consolidated Financial Statements

      (Information as of September 30, 1995 and 1994, and for the three and nine months then ended is unaudited)


   (c) Stock Options

The Company's 1987 stock option plan (the "Plan") authorizes the issuance of options for common stock until November 3, 1997. The options granted may be either incentive stock options which are exercisable one year or more from the date of grant or nonqualified stock options which may be exercisable immediately. Details of stock option transactions for the nine month period ended September 30, 1995 under the 1987 Plan, which reflect the one for eight reverse stock split effective May 1995 are as follows:


                                     Price per   Exercisable
                              Options      Share       Options
                           --------------------------------------
    Outstanding at
      December 31, 1994         4,623   $6.50 - $7.76   3,205
    Granted                     1,250    4.00              --
    Exercised                      --
    Canceled                     (937)
                           ----------
    Outstanding at
      September 30, 1995        4,936   $4.00 - $6.50   2,581
                           ==========


10.   Other Income

Other income of $146,919 in 1995 is primarily the net proceeds of $144,830 from the final settlement of all litigation with Martin A. Welt, a former officer and director.


11.   Statement of Cash Flows

Supplemental disclosures of cash flow information are as follows:

                                   Nine months ended September 30,
                                       1995                1994
                                   -----------         -----------
        Interest paid                $192,095            $ 75,217
        Income taxes paid               4,985               3,949

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

Comparison of Operations for the Three Month Periods Ended September 30, 1995 and 1994

Net sales for the three months ended September 30, 1995 were $1,069,217, an increase of 3% from net sales of $1,040,639 for the same period in 1994. Increased net sales in 1995 were a result of increased sales volume from new and existing customers partially offset by lower processing fees resulting from competitive pressures.

Cost of sales in the third quarter of 1995 increased to $707,300 from $575,117 in the comparable period of 1994. The increase was primarily due to the operations of the Salem facility which was not in operation in the third quarter of 1994. As a result, the gross profit percentage for the third quarter of 1995 decreased to 34% from 45% in the 1994 period.

Selling, general and administrative ("SG&A") expenses of $388,118 for the third quarter of 1995 decreased 15% from $458,596 for the same period in 1994. Certain SG&A expenses, such as salaries and profes-sional fees, were significantly reduced in 1995 compared to the same expenses in 1994. The SG&A decrease in 1995 was partially offset by expenses of the Salem facility which was not in operation during the 1994 period.

As a result of the foregoing, the loss from operations for the third quarter of 1995 was $26,201 as compared to income of $6,926 in the 1994 quarter.

Investment income was $2,353 in the third quarter of 1995 as compared to $2,081 for the same period in 1994, a result of increased interest rates.

Expenses of the Salem facility in the third quarter of 1995 were included in cost of sales, SG&A, and other interest expense. Salem facility expenses of $50,645 in the third quarter of 1994 reflected the cost of the idle facility.

Expenses of Rockaway Industrial Park - Parcel I increased to $115,391 in the third quarter of 1995 as compared to $28,424 in 1994. The increase was due to additional DEP oversight costs billed for DEP fiscal years 1993, 1994, and 1995 related to the ongoing environmental remediation (Note 4).

Other interest expense of $67,213 in the third quarter of 1995 increased primarily due to the higher interest rate of the long-term debt (which was converted in December 1994 to a fixed rate of 10% from a lower floating rate) related to the Salem facility, interest related to financing additional Cobalt 60 for the Salem facility, and a short-term loan incurred in the fourth quarter of 1994. Interest expense in 1994 of $12,321 related to Cobalt 60 financing and lease agreements.

Other income of $146,919 in 1995 was primarily the net proceeds of a litigation settlement of $144,830 (Note 10).

As a result of the foregoing, the Company reported a net loss before taxes of $59,533 for the third quarter of 1995, as compared to a net loss before taxes of $82,383 in 1994.

Income tax expense reduction in the third quarter of 1994 was $1,640 which reduced the year to date estimate as of June 30, 1994. The estimate of income tax expense is the net of regular income tax offset by the available net operating loss carryforwards for Federal income taxes and State income taxes.

For the quarter ended September 30, 1995, the Company reported a net loss of $59,533 or $.06 per share, as compared to net loss of $80,743 or $.08 for the same quarter of 1994.


Comparison of Operations for the Nine Month Periods Ended September 30, 1995 and 1994

Net sales for the nine months ended September 30, 1995 were $3,226,007, a decrease of 4% from net sales of $3,366,905 for the same period in 1994. The lower net sales in the nine month period in 1995, as compared to the same period in 1994, was a result of reduced product volume and processing demand combined with increased competitive pricing pressures. Although net sales in the nine month period of 1995 was lower than the same period of 1994, third quarter net sales in 1995 were 3% higher than third quarter net sales in 1994, which indicated a trend of increasing demand for processing into the fourth quarter of 1995.

Cost of sales for the nine month period of 1995 increased to $2,134,565 from $1,711,035 in the comparable period of 1994. The increase was primarily due to the operation of the Salem facility which was not in operation during the comparable nine month period of 1994. As a result, the gross profit percentage for the nine month period of 1995 decreased to 34% from 50% in 1994.

SG&A expenses of $1,214,466 for the nine month period of 1995 decreased from $1,283,143 for the same period in 1994. Certain SG&A expenses, such as salaries and professional fees, were reduced in 1995. The resulting decrease was significantly offset by additional expenses associated with the Salem facility, which was not in operation during the 1994 period.

As a result of the foregoing, the loss from operations for the nine month period of 1995 was $123,024 as compared to income of $372,727 in 1994.

Investment income was $8,947 in the nine month period of 1995 as compared to $7,449 for the same period in 1994, a result of increased interest rates.

Expenses of the Salem facility in the nine month period of 1995 are included in cost of sales, SG&A, and other interest expense. Salem facility expenses of $156,138 in 1994 reflected the cost of the idle facility during that period.

Expenses of Rockaway Industrial Park - Parcel I increased to $172,268 in the nine month period of 1995 as compared to $90,901 in 1994. The increase was due to additional DEP oversight costs billed for DEP fiscal years 1993, 1994, and 1995 related to the ongoing environmental remediation (Note 4).

Other interest expense of $196,900 in the nine month period of 1995, increased due to the higher fixed interest rate of the long-term debt related to the Salem facility (which was converted in December 1994 to a fixed rate of 10% from a lower floating rate), interest related to financing of additional Cobalt 60, and a short-term loan incurred in the fourth quarter of 1994. Interest expense in 1994 of $41,465 related to Cobalt 60 financing and lease agreements.

Other income of $146,919 is primarily the net proceeds of a litigation settlement of $144,830 (Note 10).

As a result of the foregoing, the Company reported a net loss before taxes of $336,326 for the nine months of 1995, as compared to net income before taxes of $90,282 in 1994.

Income tax expense for the nine month period of 1994 was estimated to be $1,390. The estimate of income tax expense is the net of regular income tax offset by the available net operating loss carryforwards for Federal income taxes and State income taxes.

For the nine month period ended September 30, 1995, the Company reported a net loss of $336,326 or $.31 per share, as compared to net income of $90,282 or $.08 for the same period of 1994.


Financial Condition

At September 30, 1995, the Company had a working capital deficit of $698,143, as compared to a working capital deficit of $509,708 at December 31, 1994. The working capital decrease of $188,435 was largely due to the operating costs and Cobalt 60 financing related to the Salem Facility which began operations in October 1994. The Company's ability to eliminate the working capital deficit is dependent on increasing the current level of sales revenues and obtaining external financing. Based on current forecasts, management anticipates that sales revenues will increase during the fourth quarter of 1995; however, the Company will require financing to meet its fourth quarter obligations. Accordingly the Company is negotiating with certain investment bankers for a public or private sale of equity securities. Management believes that the sale of securities is feasible, although it may result in significant dilution to existing stockholders and there is no assurance that it can be timely obtained. The Company is negotiating and expects to obtain a short-term credit line of $250,000 (which if obtained will require the pledge of certain assets) to enable the Company to pay the City of Salem Municipal Port Authority, Port Development Revenue Bonds annual principal payment of $250,000 due December 1, 1995.

The Company has received additional DEP ACO II expenditure statements showing that reimbursable DEP expenditures increased by $154,312 with respect to DEP fiscal year billing periods of 1993, 1994, and 1995. The Company has protested certain of these oversight expenditures and requested that the DEP provide justification. The DEP has temporarily suspended the Company's obligation to make certain payments due under the terms of the ACO II and, in cooperation with the DEP, the Company has paid part of other outstanding DEP billings.

In November 1995, the Company arranged for the acquisition of additional Cobalt 60 under an existing lease agreement to be installed in the fourth quarter of 1995 and the first quarter of 1996.
Anticipated sales revenues generated from the additional Cobalt 60 are projected to be sufficient to meet payments under the lease.

The Company's net cash provided by operating activities in the nine month period of 1995 was $260,721 as compared to $377,098 for the same period of 1994. Cash provided by operations in 1995 decreased primarily due to lower net sales and operating costs related to the reopened Salem facility. Investing activities in the nine month period of 1995 used net cash of $48,556 as compared to net cash provided of $59,280 in 1994, due to the offsetting decrease in short-term investments in 1994. Net cash used in financing activities during the nine month period ended September 30, 1995 was $288,711 compared to net cash used of $449,163 in the 1994 period. The lower amount of net cash used in financing activities in the 1995 period was primarily a result of lower amounts paid to the DEP. The net decrease in cash and cash equivalents in the nine month period ended September 30, 1995 was $76,546 as compared to a net decrease of $12,785 for the same period in 1994.


Part II.  Other Information

Item 1.   Legal Proceedings. - not applicable

Item 2.   Changes in Securities. - none

Item 3.   Defaults Upon Senior Securities. - not applicable.

Item 4.   Submission of Matters to a Vote of Securityholders. - none

Item 5.   Other Information - none

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits
               --------

               27.  Financial Data Schedule

          (b)  Reports on Form 8-K
               -------------------

               No reports on Form 8-KSB were filed during the fiscal quarter with respect to which this report is filed.

                              Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       RTI INC.


Date:   November 10, 1995              /s/ Theo W. Muller
                                       -------------------------
                                       Theo W. Muller
                                       President


Date:   November 10, 1995              /s/ R. Stephen Maico
                                       -----------------------
                                       R. Stephen Maico
                                       Treasurer
                                       Principal Accounting and
                                       Financial Officer