Form 10KSB
period 1995-12-31
RTI INC
filed 1996-04-01
CIK 81699

U.S. Securities and Exchange Commission
                          Washington, D.C.  20549
                                FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                    For the fiscal year ended December 31, 1995
                                              -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                      Commission file number:  0-5887
                                               ------

                                 RTI INC.
                                 --------
               (Name of small business issuer in its charter)

                     New York                       11-2163152
                     --------                       ----------
          (State or other jurisdiction of        (I.R.S. Employer
          incorporation or organization)         Identification No.)

          108 Lake Denmark Road, Rockaway, New Jersey    07866
          -------------------------------------------    -----
            (Address of principal executive offices)   (Zip Code)

                 Issuer's telephone number:  (201) 625-8400
                                             --------------

   Securities registered under Section 12(b) of the Exchange Act:   None
                                                                    ----

       Securities registered under Section 12(g) of the Exchange Act:

                       Common Stock, $.08 par value
                       ----------------------------
                              (Title of Class)

     Check whether the issuer (l) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                      Yes   X         No
                                                         -------        ------

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year - $4,352,027.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     Approximately $2,620,500, based (a) for the Company's Common Stock, on the published sale price ($2.50) on The Nasdaq Small-Cap Market on March 15, 1996, and (b) for the Company's voting preferred stock, on the sales price thereof on March 11, 1996.

     State the number of shares outstanding of each of the issuer's classes
     of common equity, as of the latest practicable date:       As of March
     15, 1996  -  1,076,888 shares

Documents Incorporated by Reference:  None.

Transitional Small Business Disclosure Format. Yes       No  X
                                                  -----    -----

                                   PART I

Item 1.  Description of Business.

General
- -------

          RTI Inc., a New York corporation ("RTI"), with a wholly-owned subsidiary (collectively, the "Company"), is engaged in supplying gamma irradiation services. RTI was incorporated in August 1968.

          The Company's irradiation services are supplied principally to manufacturers whose products are prepackaged before delivery to the Company. The Company utilizes Cobalt-60 as the source of its gamma radiation.

          The Company operates three irradiation facilities, which are located in Rockaway, New Jersey (the "Rockaway Facility"), Alamance County, North Carolina (the "North Carolina Facility") and Salem, New Jersey (the "Salem Facility").

          At December 31, 1995, the Company had approximately 220 customers, none of which accounted for 10% or more of the Company's 1995 revenues. The Company's top ten customers accounted for less than half of the Company's revenues in 1995. During 1995, approximately 58% of the Company's irradiation processing volume consisted of medical products (medical devices and disposable medical supplies) and the balance of cosmetics and other consumer products.

          On February 26, 1996, the Company entered into an asset acquisition agreement with SteriGenics International pursuant to which, subject to various conditions including due diligence and approval by the Company's shareholders, the Company will sell substantially all of its assets (other than cash and its Rockaway, New Jersey property). See "Proposed Transaction with Sterigenics".

Gamma Radiation Processing
- --------------------------

          Gamma radiation accompanies the spontaneous disintegration of radioactive materials and has proven useful for a variety of commercial industrial applications, the most prevalent of which are the sterilization of medical products and the sanitization of consumer products and spices. Cobalt-60, which is relatively safe and easy to use, is the radioactive material used for the commercial processing of the products irradiated by the Company.

          Scientifically calculated doses of gamma radiation are effective in eliminating the viability of virtually all types of micro-organisms. Materials exposed to gamma radiation do not accumulate radioactive energy as a result of such exposure.

          Gamma radiation has many advantages over other methods of sterilization. Irradiation is not dependent upon ambient temperature, pressure or humidity, thereby limiting costly variables which must be controlled in other processes, requires no post-quarantine hold time and produces no toxic residues in the product irradiated. In addition, gamma radiation is able to penetrate substantially all forms of packaging materials, including glass and metal containers, and sterilize or sanitize the contents in a predictable manner according to pre-determined specifications.

          All products processed by the Company have a pre-determined minimum and maximum absorbed dose authorized by the customer. Products received by the Company are scheduled for irradiation with an exposure time based upon the customer's pre-determined minimum and maximum absorbed dose. The customer's products are loaded into irradiation carriers or onto specially designed pallet cars, which transport the products into a shielded irradiation room for a calculated exposure to gamma radiation. The Company maintains a rigorous quality control program, which documents and certifies the dose received. A variety of technical controls and detailed internal procedures minimize the possibility that a processed product will not meet the customer's pre-determined absorbed dose specifications. The Company's arrangements with its customers generally do not limit the Company's legal liability for inadvertent processing errors.

Cobalt-60
- ---------

          The Company has obtained the Cobalt-60 used in its operations from either Nordion International Inc. or Amersham International plc and its U.S. affiliates. Cobalt-60 decays at the rate of approximately 12.3% a year and has a "half-life" of 5.27 years. The Company must periodically replenish decayed Cobalt-60 in order to maintain its desired level of processing capability. In 1993, the Company entered into a lease purchase agreement to obtain from one of such suppliers, through 1998, all Cobalt-60 it acquires, up to an agreed amount per year, if competitively priced. The Company also has obtained Cobalt-60 through direct purchase, normally paying for such Cobalt-60 in negotiated installments. The Company believes it is unlikely that there will be an interruption in the supply of Cobalt-60 in the foreseeable future.

Marketing and Sales
- -------------------

          The Company sells its services primarily on a current purchase order basis. A major portion of the Company's business is with customers which have been served by the Company for more than one year, and the Company has long-term processing arrangements with several of its customers. To assist in its marketing efforts, the Company offers processing information, technical guidance and test irradiation to prospective and current customers.

Food Irradiation
- ----------------

          The sale of irradiated food products in the United States has been, and continues to be, an area surrounded by debate and controversy. Except for the irradiation of spices, the Company has not received any significant revenues from the commercial irradiation of foods distributed in the United States. The Company has no reason to believe that the irradiation of food products will become a viable commercial enterprise in the United States within the foreseeable future.

Government Regulations
- ----------------------

          The business activities of the Company are regulated by the U.S. Nuclear Regulatory Commission (the "NRC"), state agencies, the U.S. Food and Drug Administration (the "FDA") and the U.S. Department of Agriculture (the "USDA"). The Company maintains all licenses and permits necessary to conduct its current business and believes that it will be able to continue to do so in the future. The loss of any of the Company's licenses or permits could have a material adverse effect on the Company's operations.

          The Company's facilities are subject to periodic inspection by various regulatory agencies. During the past three years, no enforcement actions have been instituted by any federal or state agency against the Company. The Company's licenses of its facilities are in good standing.

Environmental Matters
- ---------------------

          The Company is subject to regulation under various federal and state laws which permit regulatory authorities to compel (or perform) cleanup of environmental contamination.

          In 1982, the New Jersey Department of Environmental Protection (the "NJDEP") commenced an action against the Company alleging violations of the New Jersey Spill Compensation and Control Act and the New Jersey Water Pollution Control Act with respect to the Company's Rockaway property. For further information concerning environmental matters related to the Rockaway property and the effects thereof on the Company's financial condition and results of operations, see Item 3 - "Legal Proceedings--New Jersey Environmental Proceedings" and Item 6 - "Management's Discussion and Analysis or Plan of Operation". See also Item 3 - "Legal Proceedings-- Nascolite Site" for information concerning environmental proceedings relating to a disposal site the Company is alleged to have shipped materials to during a period prior to 1982.

Employees
- ---------

          At March 17, 1996, the Company employed two executive officers and 54 other full-time employees, 46 of whom were in operations. None of the Company's employees is represented by a labor organization and the Company believes that its relations with its employees are good.

Competition
- -----------

          Excluding research laboratories and universities, the Company believes that there are approximately 40 gamma irradiation facilities presently in operation throughout the United States, half of which are operated by independent processors, including the Company, and the rest of which are operated principally by medical supply manufacturers to irradiate their own products. The Company competes for gamma irradiation processing primarily with two independent processors, each of which is substantially larger than the Company in assets and sales and, from time to time, have had substantial excess capacity. At various times during 1995, the Company's competitors have competed for the business of the Company's customers by quoting processing prices significantly less than the prices charged by the Company, some of which quotations, if matched by the Company, would not have fully covered the Company's allocated overhead costs.

          The Company competes on the basis of quality, turnaround time, geographic proximity and price. With some exceptions, service irradiation is generally performed for customers within a 300-mile radius of an irradiation facility. The Company performs most of its service irradiation for customers in the New Jersey/New York metropolitan/Philadelphia metropolitan area and in the North Carolina/South Carolina/Virginia area, although some of its customers are located elsewhere in the United States.


          Gamma irradiation processing competes with other methods of sterilization, primarily the use of ethylene oxide and electron-beam sterilization, neither of which is as effective as gamma processing in certain instances.

Proposed Transaction With SteriGenics
- -------------------------------------

          On February 26, 1996, the Company entered into an asset acquisition agreement (the "Acquisition Agreement") with SteriGenics International, a contract irradiation company incorporated and based in California ("SteriGenics"). Pursuant to the Acquisition Agreement, the Company will (a) sell to SteriGenics substantially all of the assets (the "Purchased Assets") of the Company (other than cash items and the Company's facilities and real estate in Rockaway, New Jersey (the "Rockaway property")), and

SteriGenics will assume the stated liabilities (the "Assumed Liabilities") of the Company (other than liabilities associated with the Rockaway property) for a purchase price (the "Purchase Price") equal to $18,000 plus the book value of the Purchased Assets minus the book value of the Assumed Liabilities, in each case determined in accordance with generally accepted accounting principles ("GAAP"), and (b) net lease to SteriGenics (the "Lease") 62 acres of the Rockaway property, a portion of which contains the Rockaway Facility (the "Leased Property") for six years at an annual rent sufficient to yield to the Company approximately an 8% return on the book value of the assets being leased, with a five-year renewal option as well as a purchase option.

          In connection with entering into the Acquisition Agreement, on March 11, 1996, SteriGenics purchased for $236,000 from the Company 118,000 shares of a newly authorized series of preferred stock of the Company (the "Series A Preferred Stock"), which shares (a) have the same voting rights per share as the Common Stock, and (b) constitute approximately 9.9% of the Company's voting securities. The Series A Preferred Stock pays dividends at the rate of $0.16 per share per annum, has a liquidation preference of $2.00 per share, is convertible into Common Stock on a share for share basis, is callable by the Company at a call price of $2.00 per share at any time after January 31, 1997 and is redeemable by SteriGenics at the call price at any time, except that if surrendered for redemption prior to January 31, 1997, the Company may redeem the Series A Preferred Stock for a demand note payable after February 10, 1997. SteriGenics is required to surrender the Series A Preferred Stock in payment of $236,000 of the Purchase Price upon the closing under the Acquisition Agreement.

          Simultaneously with entering into the Acquisition Agreement, the Company granted SteriGenics an option (the "North Carolina Option") to purchase the Company's North Carolina Facility and related assets (excluding cobalt) for a price equal to the book value thereof (determined in accordance with GAAP) plus $400,000. The North Carolina Option will become exercisable only (a) if the Acquisition Agreement is terminated by SteriGenics as a result of (i) the Company's Board of Directors (A) withdrawing its recommendation to the Company's shareholders to approve the Acquisition Agreement, or (B) recommending an alternative acquisition proposal to the Company's shareholders (including the acceptance of a tender or exchange offer for 15% or more of the outstanding shares of Common Stock), or (ii) the Company failing to call a meeting of its shareholders by November 27, 1996, and (b) if the Company enters into a
                                   ---
legally binding agreement relating to such an alternative acquisition proposal. To the extent that the North Carolina Option is exercised by SteriGenics, the closing of the sale of the North Carolina Facility will occur immediately prior to the closing of the alternative acquisition proposal that resulted in the North Carolina Option having become exercisable.

          Closing of the proposed sale to SteriGenics is subject to a number of conditions, including (a) the correctness of the Company's representations and warranties at the closing (the "Closing"), (b) approval of the proposed sale by two-thirds of the Company's shareholders at a duly called meeting thereof, (c) the net book value (determined in accordance with GAAP) of the assets being purchased by SteriGenics equalling at least $3 million, (d) receipt by SteriGenics of all necessary permits and licenses to operate the Company's facilities, (e) the acknowledgement by the NJDEP that upon receipt of certain amounts from the Company, the NJDEP will release certain liens on the Leased Property and the Purchased Assets and that the NJDEP will not regard SteriGenics as responsible for any ongoing environmental liability of the Company with respect to the Rockaway property, and (f) the absence of any material adverse change since February 26, 1996 in the business of the Company. The Acquisition Agreement may be terminated by either the Company or SteriGenics if the Closing is not consummated by November 27, 1996.

          Although SteriGenics conducted preliminary due diligence prior to entering into the Acquisition Agreement, SteriGenics did not complete its environmental due diligence, which is expected to take from 30 to 90 days from February 26, 1996, depending upon whether SteriGenics determines to conduct Phase II environmental investigations with respect to the Company's real property it will purchase or lease at the Closing. SteriGenics has the right to terminate the Acquisition Agreement if such environmental due diligence exposes any condition that could materially adversely affect its ability to operate the facilities to be acquired or could result in any material liability for environmental remediation.

          Until Closing, the Company is required to operate its business only in the ordinary course. The Company has agreed not to (a) solicit any alternative proposal for a sale of the Company or a substantial part of its assets, or (b) subject to the fiduciary obligations of the Company's Board of Directors, negotiate with respect to, or recommend to the Company's shareholders, any such alternative proposal.

          The Company intends to call a shareholders meeting to approve the Acquisition Agreement after satisfactory completion of SteriGenics' due diligence review. In connection with such meeting, the Company will furnish its shareholders with more complete information concerning the proposed transaction. Under this timetable, the Company does not expect that the proposed transaction will be consummated any earlier than the summer of 1996. In connection with the proposed transaction, Theo W. Muller, the President and Chief Executive Officer and a director of the Company, has entered into a voting agreement (the "Voting Agreement') with SteriGenics pursuant to which he has agreed (a) to vote all of his shares of Common Stock, constituting approximately 11% of the Company's outstanding voting securities, in favor of approval of the proposed transaction, (b) not to sell, transfer, pledge or otherwise encumber, or enter into any voting arrangements with respect to, his shares of Common Stock, and (c) not to solicit proxies or otherwise become involved with any other party for the purposes of opposing or competing with the consummation of the proposed transaction with SteriGenics, except to the extent required by the Company's Board of Directors. In addition, certain shareholders of the Company, who currently hold approximately 12% of the outstanding Common Stock, in the aggregate, have entered into voting agreements pursuant to which they have agreed to vote in favor of the proposed transaction with SteriGenics.

          If the proposed transaction with SteriGenics is consummated, the Company will cease its contract irradiation business. The Company's Rockaway property is on the Natural Priorities List, as a "superfund site". Until the Rockaway property is removed from the "superfund" list, which the Company anticipates will take at least five years, the Company does not intend to make any distributions to its shareholders unless it is certain that adequate financial provision has been made to complete the clean-up of the Rockaway property. The Company is evaluating possible alternative activities, assuming consummation of the proposed SteriGenics transaction.

Item 2.  Description of Property.

          The Company has three irradiation facilities, each of which has a design capacity of approximately 3 million curies.

The Rockaway Facility
- ---------------------

          The Rockaway Facility is located in Rockaway Township, New Jersey on approximately 15 acres owned by the Company, and adjoins a 248 acre parcel also owned by the Company, all of which property (collectively, the "Rockaway property") was acquired from a predecessor of Morton Thiokol, Inc. ("Thiokol"). The Rockaway Facility, which was first licensed by the NRC in 1970, contains approximately 30,600 square feet of building space, which includes offices (including the Company's executive offices), irradiation facilities and a 13,000 square foot warehouse. Approximately 80 acres of the Rockaway property are zoned as an industrial area and the balance is zoned as a single family residential area. The Company has not paid taxes on a tax lot consisting of 201 acres of the Rockaway property in an amount, with interest and penalties, which aggregated approximately $153,000 as of December 31, 1995. The failure to make such payment is non-recourse to the Company's remaining Rockaway property and other assets.

          Since 1982, the NJDEP has been investigating the Rockaway property for existing environmental contamination and, in 1992, indicated that the 183-acre non-industrial portion of the Rockaway property appeared to show no evidence of contamination. See Item 3 - "Legal Proceedings--New Jersey Environmental Proceedings".

The North Carolina Facility
- ---------------------------

          The Company owns and operates an irradiation facility on approximately four acres in Alamance County, North Carolina adjacent to Interstate 85. The North Carolina Facility, which was first licensed for operation in 1983, contains approximately 21,000 square feet of space, which includes offices, irradiation facilities and a 15,000 square foot warehouse. The Company is adding an additional 4,000 square feet of warehouse space, which is anticipated to be completed by April 1, 1996.

The Salem Facility
- ------------------

          The Company leases an irradiation facility located on approximately three acres in Salem, New Jersey from the City of Salem Municipal Port Authority through December 1, 2004. This facility contains approximately 34,000 square feet of building space which includes offices, irradiation facilities and a 26,000 square foot warehouse. The lease requires the Company to pay the principal of, and interest on, a City of Salem Municipal Port Authority Port Development Revenue Bond (the "Salem Bond") in equal annual principal installments of $250,000 through 1999 (the proceeds of which financed the construction of and equipment for the facility), plus rentals aggregating $317,000 (which were prepaid) and all real estate taxes imposed on the property.

General
- -------

          At March 1, 1996, the ratio of installed Cobalt-60 to design capacity at the Company's irradiation facilities approximated 39%. Generally, the Company maintains only the amount of Cobalt-60 needed for currently anticipated processing requirements. As the Company's business grows, additional Cobalt-60 can be added to a facility to increase its irradiation processing capacity.

          The Company believes that its properties are suitable and adequate for its present use and that such properties offer the Company the appropriate capacity for operations in the foreseeable future.

          A substantial portion of the Company's real property has been pledged to secure certain obligations of the Company. See Item 6 - "Management's Discussion and Analysis or Plan of Operation" and Note 5 to Consolidated Financial Statements included under Item 7 - "Financial Statements". The Company has granted an option to SteriGenics to acquire its North Carolina real property under certain circumstances, as well as an option to acquire a portion of the Rockaway property under other circumstances. See Item 1 - "Description of Business--Proposed Transaction with SteriGenics". The NJDEP has a priority lien on the 15 acres of the Company's Rockaway property on which the Rockaway Facility is located, and on the improvements thereon, to secure expenditures made by the NJDEP in connection with the investigation of environmental conditions on the Rockaway property. See Item 3 - "Legal Proceedings--New Jersey Environmental Proceedings".

          See also Notes 2, 3, 4, 5, 7, 9, 10 and 15(a) to Consolidated Financial Statements included under Item 7 - "Financial Statements".

Item 3.  Legal Proceedings.

          The Company is involved in various legal proceedings which are incidental to the conduct of its business and are not expected to have a material adverse effect on the Company's consolidated financial position or results of its operations. In addition, the Company is involved in the proceedings described below.

New Jersey Environmental Proceedings
- ------------------------------------

          In 1982, the New Jersey Department of Environmental Protection (the "NJDEP") commenced an action in the Superior Court of New Jersey, Chancery Division, Morris County (Docket No. C-2453-81E) against the Company and Dr. Martin A. Welt (the Company's then President), individually, alleging violations of the New Jersey Spill Compensation and Control Act and the New Jersey Water Pollution Control Act and sought injunctive relief, by way of clean-up of the Company's Rockaway property (which had been purchased from Thiokol), penalties and damages.

          In 1983, a Consent Order was entered into requiring the installation of monitoring wells, groundwater sampling and analysis. As a result of the analysis of data showing the presence of halogenated hydrocarbons in the groundwater, submitted by the NJDEP to the United States Environmental Protection Agency during this period, a portion of the Rockaway property was placed on the National Priorities List as a "superfund site". Such listing was based on a 1984 evaluation of a 15 acre portion of the Rockaway property; however, the exact boundaries of the "superfund site" were not determined. The Company believes that the boundaries encompass approximately 80 acres of the 263 acres which comprise the Rockaway property.

          In 1986, the NJDEP issued a directive ordering the Company and Dr. Welt, individually, to fund the cost of a Phase I Remedial Investigation/Feasibility Study (the "Phase I Study") to determine the nature and extent of contamination detected primarily on the 15 acre operating portion of the Rockaway property. Since failure to comply with the directive could have subjected the Company to triple damages, the Company agreed to fund the Phase I Study and to pay the administrative costs of the NJDEP. As a result of such agreement, in 1987, a Stipulation of Dismissal regarding the Company, only, was filed in the 1982 action.

          In 1989, the NJDEP issued a second directive to the Company and Thiokol for a Phase II Remediation Investigation/ Feasibility Study (the "Phase II Study") primarily with respect to an additional 65 acre portion of the Rockaway property. According to the directive, both the Company and Thiokol were jointly and severally liable for all costs of the clean-up and removal of hazardous substances discharged on the Rockaway property. In 1991, the Phase II Study was completed and the NJDEP advised the Company and Thiokol that it intended to perform additional groundwater studies in order to delineate the extent of groundwater contamination. In 1992, the Company and Thiokol entered into an administrative consent order (the "ACO") with the NJDEP, pursuant to which the Company (i) agreed to pay all costs incurred in connection with the Phase II Study, and (ii) agreed to implement appropriate actions to complete the remediation of the Rockaway property under the supervision of the NJDEP. In connection with the ACO, the Company, in 1992, established an accrual for its estimated costs associated with the Phase II Study and the remediation of the Rockaway property. During 1993, the Company was assessed additional costs related to the Phase II Study, and the Company completed the surface cleanup of the Rockaway property, which included, among other things, excavating soils with PCB levels above NJDEP non-residential standards.

          During 1994, the NJDEP issued a Record of Decision (the "ROD") with respect to approximately 80 acres of the Rockaway property, which proposed remedial action involving hydrofracturing of the cracked bedrock and the installation of a system to pump and treat the groundwater under a portion of the Rockaway property. During 1995, the Company conducted a three-well pilot study, using the "Clean-Ox" hydrogen peroxide-based remedial system, to test its effectiveness in decreasing contaminant levels in the deep aquifer. Based upon the results of the study, in February 1996, the Company petitioned the NJDEP for a change in the Remedial Action Work Plan under the ROD to permit broader use of the "Clean-Ox" system. As of December 31, 1995, the Company had an unfunded reserve of approximately $309,000 for the anticipated cost of groundwater remediation. However, the ultimate cost of such remediation will be affected if the Remedial Action Work Plan under the ROD is modified, as requested by the Company.

Nascolite Site
- --------------

          In August 1994, the US Environmental Protection Agency (the "EPA") issued an Administrative Order (No. II-CERCLA-94-0124) (the "Order") naming the Company as a respondent in a proceeding under Section 106(a) of CERCLA, alleging that the Company, along with two other respondents and eight previously identified potentially responsible parties (collectively the "PRP Group"), arranged for the disposal or transport for disposal of one or more hazardous substances to property owned by Nascolite Corporation (a manufacturer of polymethyl methacrylate ("MMA") plastic sheet) in Millville and Vineland, New Jersey (the "Nascolite Site"). The Nascolite Site was operated by Nascolite as a scrap acrylic reclamation facility from 1953 to 1980 and was placed on the National Priorities List in 1984. Subsequently, a Remedial Investigation and Feasibility Study was conducted and various hazardous materials were found to be on the Nascolite Site. In 1988, the EPA issued a Record of Decision for operative unit 1 ("OU1"), which addressed ground water remediation on the Nascolite Site. A Preliminary Waste-In-List prepared in 1990 by the EPA indicated that 5,468,455 pounds of hazardous materials, primarily liquid waste MMA, was sent to the Nascolite Site. The Company has no current record of any such shipments, except for a 1978 invoice reflecting that 4,400 pounds of "sludge" was picked up by Nascolite from the Company for transport to the Nascolite Site. The Company's present operations do not use MMA or generate MMA sludge.

          The Order requires that each of the respondents named therein undertake and complete all response actions to implement the OU1 (estimated to cost between $7 million and $30 million) as a joint effort and that the Company and the PRP Group are to be jointly and severally responsible for carrying out all of the requirements of the Order; and that if the EPA incurs any future response costs due to a failure by the named respondents to comply with the Order, each of the named respondents will be responsible for triple damages, penalties of up to $25,000 per day and other penalties under CERCLA. On January 26, 1995, the EPA also notified the Company that it had incurred previous response costs aggregating in excess of $3.9 million with respect to the Nascolite Site, demanded payment thereof plus interest and offered the Company the right to enter into negotiations with the PRP Group to lead to reimbursement to the EPA of Response Costs. On February 9, 1995, the Company, without admitting any liability, notified the EPA that it elected to participate in good faith negotiations with the PRP Group. Simultaneously, the Company entered into a Tolling Agreement with the United States on behalf of the EPA, pursuant to which the EPA agreed not to institute the alleged cause of action against the Company prior to September 1, 1995 in order to permit the Company to pursue good faith efforts to settle with the PRP Group the claims alleged against the Company in the Order.

          The Company has been in contact with the PRP Group and believes that it will be able to settle with the PRP Group, if it determines to do so, for an amount between (i) 0.5% of the costs incurred and which may be incurred by the PRP Group to remediate the Nascolite Site plus a 100% premium for legal and administrative costs of the PRP Group, and (ii) 0.08% (which percentage is based upon the Company's identified percentage of the total hazardous materials shipped to the Nascolite Site) of such costs.

Item 4.  Submission of Matters to a Vote of Security Holders.

          No matter was submitted to a vote of securities holders of the Company during the fourth quarter of its 1994 fiscal year.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

          The Company's Common Stock is traded on The Nasdaq Small-Cap Market under the symbol "RTII". Effective May 25, 1995, the Company's certificate of Incorporation was amended to effect an eight-for-one reverse stock split of the Common Stock. The following table sets forth the high and low bid quotations for each quarterly period during the two calendar years ended December 31, 1995 for the Company's Common Stock, as reported by The Nasdaq Small-Cap Market. The quotations for the period prior to May 25, 1995 have been retroactively adjusted to reflect the reverse stock split. These quotations represent prices between dealers, do not include retail markup, markdown or commission and do not necessarily represent actual transactions.


                                  High Bid        Low Bid
                                  --------        -------
          1st Quarter 1994        $7              $3-1/2
          2nd Quarter 1994         4-3/4           3
          3rd Quarter 1994         7-1/2           3-1/4
          4th Quarter 1994         5-1/2           3

          1st Quarter 1995         4               3
          2nd Quarter 1995         3-1/4           1-1/2
          3rd Quarter 1995         1-7/8           1-1/4
          4th Quarter 1995         1-7/8           1-11/16


          As of December 31, 1995, the Company had approximately 2,000 holders of record of its Common Stock. During the fiscal year ended December 31, 1995, there were transactions in the Company's Common Stock on approximately 62% of all trading days.

          The Company has not paid any dividends. The payment of cash dividends by the Company, if any, will be made only from assets legally available therefor and will depend generally upon the Company's short-term and long-term cash availability, current and anticipated capital requirements, restrictions under any then existing credit and other debt instruments and arrangements and other factors deemed relevant by the Company's Board of Directors. The Company's Board of Directors does not anticipate the payment of cash dividends on the Company's Common Stock as long as the Company's Rockaway property remains on the National Priorities List as a 'superfund site".

Item 6.  Management's Discussion and Analysis or Plan of Operation

     IN REVIEWING MANAGEMENT'S DISCUSSION AND ANALYSIS, REFERENCE IS MADE TO THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED AS ITEM 7 - "FINANCIAL STATEMENTS" IN THIS ANNUAL REPORT ON FORM 10-KSB. AS DISCUSSED IN SUCH NOTES, THE COMPANY OWNS PROPERTY WHICH HAS BEEN THE SUBJECT OF AN ENVIRONMENTAL INVESTIGATION. SUCH FINANCIAL STATEMENTS, AS STATED IN THE REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS INCLUDED THEREIN, HAVE MADE PROVISION FOR THE COSTS OF SUCH INVESTIGATION AND RESULTING MONITORING, CLEANUP AND REMEDIATION OBLIGATIONS IN ACCORDANCE WITH EXISTING STUDIES AND CLEANUP PLANS. HOWEVER THERE CAN BE NO ASSURANCE

     THAT SUCH PROVISION CONSTITUTES THE ULTIMATE LIABILITY THAT MAY RESULT UPON THE FINAL DISPOSITION OF THE ENVIRONMENTAL INVESTIGATION, CLEANUP AND REMEDIATION PROGRAMS.

Financial Condition
- -------------------

General

          Information with respect to total assets, long-term debt (net of current portion and discount), working capital (deficiency) and certain related ratios, as of December 31, 1995, 1994 and 1993, is as follows:

                                              1995      1994      1993
                                              ----      ----      ----

 Total assets (in thousands)                 $7,882    $7,920    $8,664

 Long-term debt, net of current portion      $2,024    $2,022    $1,919
  and discount (in thousands)

 Working capital (deficiency) [current      ($1,116)    ($510)    ($101)
  assets less current liabilities] (in
  thousands)

 Working capital ratio [current assets      .38 to 1   .63 to 1  .93 to 1
  to current liabilities]

 Percentage of total liabilities to           149%        114%     101%
  stockholders' equity


          The Company has a long-term leasing arrangement (with a purchase option) with a supplier of Cobalt-60 and also has been able to purchase Cobalt-60 with installment payments after delivery. The Company expects that such arrangements will continue to be available during 1996. The Company has scheduled 1996 payments of approximately $1 million for Cobalt-60.

          The NJDEP has the statutory right to obtain a lien on the Company's assets in an amount equal to any unreimbursed costs incurred by the NJDEP relating to environmental remediation of the Company's Rockaway property. Although the Company has been paying all such costs in accordance with its NJDEP agreements, the Company has received additional NJDEP expenditure statements showing that reimbursable NJDEP expenditures increased by an aggregate of $143,107 with respect to NJDEP fiscal year billing periods of 1993, 1994 and 1995. The Company has protested certain of these oversight expenditures and the NJDEP has temporarily extended the due dates thereof until further notification.

          At December 31, 1995, the Company had cash and cash equivalents of $77,631 and a working capital deficit of $1,116,028, compared to cash and cash equivalents of $172,198 and a working capital deficit of $509,708 at December 31, 1994. The $606,320 increase in the working capital deficit during 1995 was primarily due to a $439,664 increase in the current portion of long-term debt, a $94,567 decrease in cash and a decrease in other current assets. See Consolidated Statements of Cash Flows included under
Item 7 - "Financial Statements". The Company expects to be able to fund its 1996 operations and budgeted expenditures, including budgeted capital expenditures of approximately $237,000, additional cobalt leasing obligations and the anticipated expenses (principally legal expenses relating to the negotiation of the transaction and the preparation of proxy solicitation materials to obtain approval thereof) of the proposed sale of assets to SteriGenics (see Item 1 - "Description of Business--Proposed

Transaction with SteriGenics") from (i) forecasted sales, assuming competitive industry pressures do not further intensify, (ii) borrowings under a $250,000 short-term line of credit obtained from Frellum
Corporation (see Item 12 - "Certain Relationships and Related
Transactions"), (iii) the $236,000 of proceeds received in March 1996 from the sale of the Company's Series A Preferred Stock to SteriGenics, and (iv) a $580,000 insurance settlement received in February 1996 for an environmental liability claim previously asserted.

          As of March 20, 1996, the Company did not plan to enter into any unsecured financing arrangements. The Company does not have any current banking credit relationships and does not know whether it will have the ability to borrow funds other than from a related party.

          As described in Note 10 to Consolidated Financial Statements included under Item 7 - "Financial Statements", the Company is obligated to remediate a portion of its Rockaway property. Costs relating to such activity have been provided for in accordance with existing environmental studies and approved cleanup plans. There can be no assurance that such provisions will constitute the ultimate liability of the Company, although the Company believes that such provisions are adequate. In addition, the Company has been named a respondent in an environmental proceeding relating to a disposal site, to which the Company shipped a relatively small amount of materials during a period prior to 1982. The Company has established a $30,000 unfunded reserve therefor in its financial statements; although there can be no assurance that such provision is adequate. See Item 3 - "Legal Proceedings--Nascolite Site".

          The Company's operations are not labor intensive and the Company does not expect any significant changes in the number of its employees during 1995. A possible increase in the cost of Cobalt-60 in the future is not regarded as significant in terms of the Company's operations. Infla-tion is expected to have a minimal impact on the Company's business.

Proposed SteriGenics Transaction

          On February 26, 1996, the Company entered into an asset acquisition agreement with SteriGenics. See Item 1 - "Description of Business--Proposed Transaction with SteriGenics". Pursuant to the Acquisition Agreement, the Company will (a) sell to SteriGenics substantially all of the Company's assets (other than cash items and the Rockaway property), and SteriGenics will assume the Company's stated liabilities (other than liabilities associated with the Rockaway property) for a purchase price equal to $18,000 plus the book value of the purchased assets minus the book value of the assumed liabilities, in each case determined in accordance with GAAP, and (b) net lease to SteriGenics 62 acres of the Rockaway property, a portion of which contains the Rockaway Facility. Simultaneously with entering into the Acquisition Agreement, the Company granted SteriGenics an option to purchase, under certain circumstances, the Company's North Carolina Facility and related assets (excluding cobalt) for a price equal to the book value thereof (determined in accordance with GAAP) plus $400,000.

          Closing of the proposed sale to SteriGenics is subject to a number of conditions. The Acquisition Agreement may be terminated by either the Company or SteriGenics if the Closing is not consummated by November 27, 1996. Until Closing, the Company is required to operate its business only in the ordinary course. The Company has agreed not to (a) solicit any alternative proposal for a sale of the Company or a substantial part of its assets, or (b) subject to the fiduciary obligations of the Company's Board of Directors, negotiate with respect to, or recommend to the Company's shareholders, any such alternative proposal. The Company intends to call a shareholders meeting to approve the Acquisition Agreement after satisfactory completion of SteriGenics' due diligence review.

          If the proposed transaction with SteriGenics is consummated, the Company will cease its contract irradiation business. The Company's Rockaway property is on the Natural Priorities List, as a "superfund site". Until the Rockaway property is removed from the "superfund" list, which the Company anticipates will take at least five years, the Company does not intend to make any distributions to its shareholders unless it is certain that adequate financial provision has been made to complete the clean-up of the Rockaway property. The Company is evaluating possible alternative activities, assuming consummation of the proposed SteriGenics transaction.

New Accounting Pronouncements

          In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The Company has not completed its analysis of this pronouncement and, thus, the impact on the Company's results of operations and financial condition has not been determined.

          In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation". The Company is currently studying SFAS No. 123, but does not currently plan to adopt the fair value based method of accounting for stock options or similar equity instruments. Accordingly, the adoption of SFAS No. 123 is not expected to impact the Company's results of operation or financial condition.

Results of Operations
- ---------------------

1995 Compared to 1994

          Net sales in 1995 were $4,352,027, a decrease of 3.1% from net sales of $4,492,630 in 1994. This decrease, despite increased processing volume, was primarily due to intense competitive pricing pressures resulting from industry overcapacity within the Company's geographic markets.

          Cost of sales in 1995 increased 19.8% to $2,921,752 from $2,438,222 in 1994, as a result of increased product volume in 1995 and the inclusion of operating costs for a full year of the Salem Facility which resumed irradiation processing in the fourth quarter of 1994. Cost of sales associated with a full year of operations of the Salem Facility aggregated approximately $736,000. As a result, gross profit decreased 30.4% to $1,430,275 in 1995 from $2,054,408 in 1994.

          Selling, general and administrative expenses decreased 12.1% to $1,556,450 in 1995 from $1,770,348 in 1994. The decrease was due to lower executive compensation, legal and other professional fees, partially offset by the inclusion of a full year of selling, general and administrative expenses relating to the Salem Facility. As a result of decreased net sales and increased total costs, the loss from operations in 1995 was $126,175 as compared to income from operations of $284,060 in 1994.

          Investment income decreased to $9,776 in 1995 from $18,419 in 1994 due to lower amounts available for investment during 1995.

          The expenses of the Salem Facility of $156,138 in 1994 represented the costs incurred during the first nine months of 1994, prior to the resumption of irradiation processing at the Salem Facility. For the fourth quarter of 1994 and all of 1995, Salem Facility costs were recorded in cost of sales and selling, general and administrative expenses.

          Expenses of the Rockaway Industrial Park in 1995 were $75,505, a 20% reduction from comparable 1994 expenses due to lower consultant and maintenance costs. The loss on abandonment of building and equipment of $374,530 in 1994 was due to the elimination of the net book value of depreciable assets at the Rockaway Industrial Park; no comparable transaction occurred in 1995.

          Environmental investigation, remediation and related legal expenses in 1995 were $223,590 and consisted of NJDEP administrative costs recognized in 1995, a $30,000 reserve for future expenses related to the Nascolite site, and related legal expenses. Excluding the Nascolite reserve, the remaining 1995 environmental expenses (which were related to the Rockaway Industrial Park) were comparable to 1994 expenses.

          Other interest expense of $259,968 in 1995 increased by $153,587 over 1994, primarily due to the interest rate increase on December 1, 1994 from an average rate of 4.72% to a fixed rate of 10% on $1,250,000 principal amount of City of Salem Municipal Port Authority Port Development Revenue Bonds ($250,000 principal amount of which was paid in December
1995), and to additional long-term debt incurred during 1995 related to Cobalt lease agreements. Other income in 1995 of $150,819 consisted primarily of $144,830 of net proceeds received in the settlement of all litigation with Dr. Martin A. Welt.

          As a result of the foregoing, the Company recorded a loss of $524,643 in 1995 compared to a loss of $623,128 in 1994.


1994 Compared to 1993

          Net sales in 1994 were $4,492,630, an increase of 3.4% from net sales of $4,343,408 in 1993. 1994 sales reflected increased processing volume. However, such increase in sales was restricted by competitive pricing, shortage of plant warehouse space and insufficient cobalt loading to meet certain customer demand at one of its facilities.

          Cost of sales in 1994 increased 19.6% to $2,438,222 from $2,039,029 in 1993. The resumption of irradiation processing at the reopened Salem Facility contributed over half of such increase and the remaining increase was due primarily to increased direct processing costs, principally employee expense. As a result, gross profit decreased 10.8% to $2,054,408 in 1994 from $2,304,379 in 1993.

          Selling, general and administrative expenses increased 5.3% to $1,770,348 in 1994 from $1,681,061 in 1993. The increase was due primarily to the added expenses relating to the reopened Salem Facility. Certain other administrative expenses, such as legal expenses, decreased in 1994 but were offset by expenses of developing and documenting certain systems and procedures to comply with existing FDA regulations and to prepare for expected FDA regulations and possible ISO 9002 registration.

          As a result of the foregoing, income from operations in 1994 was $284,060, a decrease of 54.4%, as compared to $623,318 in 1993.

          Investment income increased to $18,419 in 1994 from $14,980 in 1993, due to higher interest rates and a higher amount of investments during a portion of the year.

          The 1994 expenses of the Salem Facility of $156,138 represented the nine month period ended September 30, 1994, after which the Salem Facility was reopened and all such expenses were then recorded in cost of sales, selling general and administrative expenses and other interest expense. The Salem Facility expenses for the nine month period in 1994 decreased 19% from comparable expenses during the same 1993 period.

          Expenses of the Rockaway Industrial Park in 1994 were $94,235 and were slightly less than similar 1993 expenses. As a result of the ongoing environmental remediation and use restrictions relating to a 65 acre industrial portion of the Rockaway Industrial Park, the obsolescence of the buildings and attached assets thereon, and the uncertainty of the Company's ability to sell such industrial portion, management reduced the net asset value of such depreciable assets to zero; the resulting charge of

$374,530 was recorded as a loss on abandonment of building and equipment in the Rockaway Industrial Park. Environmental investigation, remediation and related legal expenses relating to the Rockaway Industrial Park were $195,133 in 1994 and consisted of approximately $61,500 of legal, professional and cleanup expenses to complete surface cleanup and to develop a Remedial Action Work Plan for groundwater remediation and an approximate $133,500 increase in the existing accrual for future groundwater remediation and related NJDEP oversight costs. Comparable 1993 expenses aggregated $336,167, which was reduced to $36,167 after application of $300,000 of related insurance proceeds received in 1993.

          Proxy contest and related litigation expenses in 1993 did not recur in 1994. Other interest expense increased to $106,381 in 1994 from $42,545 in 1993 and consisted of $78,000 related to Cobalt-60 financing and $28,000 of fourth quarter interest expense related to the Salem Facility. Cobalt financing interest increased due to the acquisition of Cobalt-60 at the end of the third quarter of 1994. Interest expense related to the Salem Facility was included in expenses of Salem Facility in 1993, although the amount of 1994 interest increased as a result of the higher average interest rate in 1994 on the Salem bonds. Other income in 1993 of $110,000 resulted from the settlement of an insurance claim under a 1984 insurance policy; no similar item was received in 1994.

          As a result of the foregoing, the Company recorded a loss of $623,128 in 1994 compared to income before income taxes of $204,955 in 1993. The estimated income tax liability of $5,000 for 1993 was the net result of the utilization of outstanding Federal and State net operating loss carryforwards, offset by alternate minimum income taxes and applicable franchise taxes. The Company recorded net income of $199,955 in 1993 as compared to a net loss of $623,128 in 1994.

Item 7.   Financial Statements.

                    Index to Financial Statements
                    -----------------------------

                                                                   Page
                                                                   ----

Report of Independent Certified Public Accountants                 F-1

Consolidated balance sheet:
          December 31, 1995                                        F-2

Consolidated financial statements
 for the years ended December 31:

         Statements of operations
                  - 1995 and 1994                                  F-3
         Statements of stockholders' equity
                  - 1995 and 1994                                  F-4
         Statements of cash flows
                  - 1995 and 1994                                  F-5

Notes to consolidated financial statements                         F-6 to F-17

Report of Independent Certified Public Accountants'

Board of Directors and Stockholders
RTI Inc.
Rockaway, New Jersey

We have audited the accompanying consolidated balance sheet of RTI Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 3 and 10 to the consolidated financial statements, the Company owns property which is the subject of continuing environmental investigation and significant litigation.

As discussed in Note 15(a), the Company entered into an asset acquisition agreement with a corporation pursuant to which, subject to various conditions including due diligence and approval by the Company's stockholders, the Company will sell substantially all of its assets (other than cash and its Rockaway, New Jersey property).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RTI Inc. and subsidiaries at December 31, 1995, and the results of their operations and cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



                                                              BDO Seidman, LLP

Woodbridge, New Jersey

March 15, 1996

                            RTI INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                         ==============================


                                                                                         December 31,
                                                                                             1995
                                                                                       -----------------
                                        ASSETS
                                        ------
Current:
   Cash and cash equivalents                                                             $     77,631
   Accounts receivable, net of allowance for doubtful accounts of $10,000                     562,811
   Prepaid expenses and other                                                                  31,949
   Restricted deposits (Note 10)                                                               15,771
                                                                                       -----------------

                TOTAL CURRENT ASSETS                                                          688,162

Property, plant, equipment and Cobalt 60, net of accumulated depreciation and
   amortization (Notes 2, 3, 4, 5, 7, 9 and 10)                                             7,006,886
Certificates of financial assurance - restricted (Note 11)                                    150,000
Deferred financing costs (Note 5(a))                                                           36,960
                                                                                       ------------------

                                                                                         $  7,882,008
                                                                                       ==================

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
Current:
   Current portion of long-term debt (Notes 4 and 5)                                     $  1,047,264
   Accounts payable                                                                           138,178
   Accrued expenses (Notes 7(a) and 10)                                                       618,748
                                                                                       ------------------

                TOTAL CURRENT LIABILITIES                                                   1,804,190

Long-term debt, net of current portion and $44,000 discount (Notes 4 and 5)                 2,024,050
Other liabilities (Notes 7(b) and 10)                                                         883,713
                                                                                       ------------------

                TOTAL LIABILITIES                                                           4,711,953
                                                                                       ------------------

Commitments and contingencies (Notes 3, 4, 6, 8, 9 and 10)
Stockholders' equity (Note 8):
   Preferred stock, $.05 par value - shares authorized 2,000,000; no shares issued
      and outstanding                                                                               -
   Common stock, $.08 par value - shares authorized 15,000,000; issued and
      outstanding 1,076,907                                                                    86,153
   Additional paid-in capital                                                              16,013,851
   Deficit                                                                                (12,929,949)
                                                                                       ------------------

                TOTAL STOCKHOLDERS' EQUITY                                                  3,170,055
                                                                                       ------------------

                                                                                         $  7,882,008
                                                                                       ==================


            See accompanying notes to consolidated financial statements.

                               RTI INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                       =========================================



                                                                    Year ended            Year ended
                                                                   December 31,          December 31,
                                                                       1995                  1994
                                                                  ----------------     ----------------
Net sales (Note 13)                                                 $4,352,027            $4,492,630
Cost of sales                                                        2,921,752             2,438,222
                                                                  ----------------     ----------------

           GROSS PROFIT                                              1,430,275             2,054,408

Operating expenses:
   Selling, general and administrative expenses                      1,556,450             1,770,348
                                                                  ----------------     ----------------

           INCOME (LOSS) FROM OPERATIONS                              (126,175)              284,060

Other income (expense):
   Investment income                                                     9,776                18,419
   Expenses of Salem facility, including interest expense of
      $54,242 (Note 4)                                                       -              (156,138)
   Expenses of Rockaway Industrial Park - Parcel I, including interest expense of $22,000 in both years
      (Notes 3 and 5(c))                                               (75,505)              (94,235)
   Loss on abandonment of building and equipment in
      Rockaway Industrial Park - Parcel I (Note 3)                           -              (374,530)
   Environmental investigation, remediation and related legal
      expenses (Note 10)                                              (223,590)             (195,133)
   Other interest expense                                             (259,968)             (106,381)
   Other income (Note 6)                                               150,819                   810
                                                                  ----------------     ----------------

           NET LOSS                                                 $ (524,643)           $ (623,128)
                                                                  ================     ================

Net loss per share                                                  $     (.49)           $     (.58)
                                                                  ================     ================

Weighted average number of common shares outstanding                 1,077,077             1,077,185
                                                                  ================     ================


          See accompanying notes to consolidated financial statements.

                               RTI INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        (NOTE 8)
                   =================================================






                                              Common stock
                                      --------------    -----------     Additional
                                        Number of                         paid-in
                                          shares          Amount          capital           Deficit              Total
                                      --------------    -----------    --------------    ---------------    ---------------
BALANCE, JANUARY 1, 1994                 1,077,064        $86,165       $16,014,413      $(11,782,178)         $4,318,400

Exercise of stock options                      125             10               209                  -                219

Net loss                                         -              -                 -          (623,128)           (623,128)
                                      --------------    -----------    --------------    ---------------    ---------------

BALANCE, DECEMBER 31, 1994               1,077,189         86,175        16,014,622       (12,405,306)          3,695,491

Purchase of partial shares                    (282)           (22)             (771)                  -              (793)

Net loss                                         -              -                 -          (524,643)           (524,643)
                                      --------------    -----------    --------------    ---------------    ---------------

BALANCE, DECEMBER 31, 1995               1,076,907        $86,153       $16,013,851      $(12,929,949)         $3,170,055
                                      ==============    ===========    ==============    ===============    ===============


                 See accompanying notes to consolidated financial statements.

                            RTI INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (NOTE 14)
                   =========================================


                                                                    Year ended            Year ended
                                                                   December 31,          December 31,
                                                                       1995                  1994
                                                                ------------------    -------------------
Cash flows from operating activities:
   Net loss                                                         $ (524,643)           $(623,128)
                                                                ------------------    -------------------
   Adjustments to reconcile net loss to net cash provided by
      operating activities:
        Depreciation and amortization                                  865,689              682,950
        Loss on abandonment of building and equipment in
           Rockaway Industrial Park - Parcel I                               -              374,530
        Recovery of losses on accounts receivable                            -               (2,600)
        Discount of note payable                                        22,000               22,000
        (Increase) decrease in:
           Accounts receivable                                         (21,061)              (5,661)
           Certificate of financial assurance - restricted                   -              (75,000)
           Prepaid expenses and other                                   83,290               23,742
           Restricted deposits                                          23,257               78,587
        Increase (decrease) in:
           Accounts payable                                            (96,994)             (34,740)
           Accrued expenses                                             94,869              (36,203)
           Other liabilities                                            47,203              (67,848)
                                                                ------------------    -------------------

              TOTAL ADJUSTMENTS                                      1,018,253              959,757
                                                                ------------------    -------------------

              NET CASH PROVIDED BY OPERATING
                ACTIVITIES                                             493,610              336,629
                                                                ------------------    -------------------

Cash flows from investing activities:
   Purchases of fixed assets                                           (93,426)            (167,259)
   Decrease in short-term investments                                        -              275,801
                                                                ------------------    -------------------

              NET CASH PROVIDED BY (USED IN)
                INVESTING ACTIVITIES                                   (93,426)             108,542
                                                                ------------------    -------------------

Cash flows from financing activities:
   Proceeds from notes payable                                         200,000              100,000
   Payments for deferred finance costs                                       -              (60,548)
   Payments on long-term debt                                         (693,958)            (692,065)
   Proceeds from exercise of stock options                                   -                  219
   Payments for partial shares of common stock                            (793)                   -
                                                                ------------------    -------------------

              NET CASH USED IN FINANCING
                ACTIVITIES                                            (494,751)            (652,394)
                                                                ------------------    -------------------

Net decrease in cash and cash equivalents                              (94,567)            (207,223)
Cash and cash equivalents, beginning of year                           172,198              379,421
                                                                ------------------    -------------------

Cash and cash equivalents, end of year                              $   77,631            $ 172,198
                                                                ==================    ===================


            See accompanying notes to consolidated financial statements.

                             RTI INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ==============================================



NOTE 1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- ----------------------------------------------------------------

Principles of Consolidation
- ---------------------------

The consolidated financial statements include the accounts of RTI Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Business Activities
- -------------------

The Company is engaged in supplying gamma irradiation services to a variety of products, primarily medical devices and disposable medical supplies. In addition, the Company irradiates, to a lesser extent, cosmetics and other consumer products. The Company operates two facilities in New Jersey and one in North Carolina and performs the majority of its irradiation services for customers in the New Jersey/ New York metropolitan/Philadelphia metropolitan area and North Carolina/ South Carolina/Virginia area.

Revenue Recognition
- -------------------

Sales are recorded when irradiation services are complete.

Property, Plant, Equipment and Cobalt 60
- ----------------------------------------

Property, plant and equipment are stated at cost. Provision for depreciation and amortization is made using the straight-line method by annual charges to operations calculated to absorb costs over the lesser of the estimated useful lives of the assets or the terms of related leases.

The estimated useful lives are as follows:

     Land improvements                                 10 years
     Buildings and improvements                   10 - 40 years
     Furniture and fixtures                        5 - 10 years
     Machinery and equipment                       4 - 20 years

Cobalt 60 is carried at cost. The balance is being amortized at a rate of 12.3% per annum using the declining balance method, which is the approximate rate at which Cobalt 60 decays.

Environmental Expenditures
- --------------------------

Environmental expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenues are expensed. Liabilities are recorded when environmental assessments and/or remediation are probable and such costs to the Company can be reasonably estimated.

                             RTI INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ===============================================



NOTE 1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
- ----------------------------------------------------------------

Income Taxes
- ------------

The Company accounts for its income taxes in accordance with Financial Accounting Standards Statement No. 109, "Accounting for Income Taxes" ("SFAS 109").

SFAS 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has provided a valuation allowance to offset the benefit of any net operating loss carryforwards or deductible temporary differences.

Cash and Cash Equivalents
- -------------------------

Cash and cash equivalents include all cash balances and highly liquid debt instruments with an original maturity of three months or less.

Loss Per Share
- --------------

Loss per share is computed on the basis of the weighted average number of common shares outstanding during the year and does not include the effect of common stock equivalents. The computation of the weighted average number of common shares outstanding for the years ended December 31, 1995 and 1994, considered the one for eight reverse stock split (Note 8(a)).

Long-term Debt
- --------------

The recorded value of the Company's long-term debt approximates fair value based on the current rates available to the Company for debt of the same remaining maturities.

Use of Estimates
- ----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company has made various estimates including those related to the valuation allowance on deferred tax assets (Note 7), and exposure to environmental matters (Note 10). The costs the Company will ultimately incur and the value of assets ultimately realized could differ in the near term from the related amounts reflected in the accompanying financial statements.

                             RTI INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 =============================================



NOTE 1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
- ----------------------------------------------------------------

Effect of New Accounting Pronouncements
- ---------------------------------------

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company has not completed its analysis of this pronouncement and, thus, the impact on the Company's results of operations and financial condition has not been determined. In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock- Based Compensation." The Company is currently studying SFAS No. 123, but does not currently plan to adopt the fair value based method of accounting for stock options or similar equity instruments. Accordingly, the adoption of SFAS No. 123 is not expected to impact the Company's results of operation or financial condition.

NOTE 2 - PROPERTY, PLANT, EQUIPMENT AND COBALT 60
- -------------------------------------------------

Property, plant, equipment and Cobalt 60 consist of the following at December 31, 1995:

    Land and improvements                                         $   392,477
    Buildings and improvements                                      3,054,025
    Furniture and fixtures                                            157,477
    Machinery and equipment                                         2,275,464
                                                                -------------
                                                                    5,879,443
    Less:  Accumulated depreciation and amortization                3,227,195
                                                                -------------
                                                                    2,652,248
                                                                -------------
    Cobalt 60                                                       9,367,832
    Less:  Accumulated amortization                                 5,013,194
                                                                -------------
                                                                    4,354,638
                                                                -------------
                  TOTAL                                            $7,006,886
                                                                =============



NOTE 3 - ROCKAWAY INDUSTRIAL PARK
- ---------------------------------

The Company owns a 248 acre parcel of land and several buildings ("Parcel I") in Rockaway, New Jersey, that is contiguous to the 15 acre operating parcel that is the site of one of its irradiation processing facilities ("Parcel II" and, with Parcel I, the "Rockaway Industrial Park"). Since 1985, the Company has been seeking a buyer for Parcel I; however, the Company's ability to sell Parcel I is impaired until an environmental cleanup and remediation program is completed (see Note 10).

As a result of management's evaluation of the ongoing environmental proceedings, the accompanying restrictions on the use of the property and the obsolescence of the buildings, machinery and equipment on Parcel I, the net book value of the buildings, machinery and equipment was reduced in the fourth quarter of 1994 from $374,530 to zero.

                             RTI INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ============================================



NOTE 4 - SALEM FACILITY
- -----------------------

In June 1986, a Company subsidiary commenced irradiation processing operations at a facility in Salem, New Jersey. The facility is located on land utilized pursuant to a long-term lease (see Note 9) with the City of Salem Municipal Port Authority ("Salem"). The lease has been accounted for as a capitalized lease. Financing for the construction of the facility was provided primarily from the proceeds of the sale of $2,500,000 of industrial revenue bonds (see Note 5(a)) and a $1,000,000 Urban Development Action Grant ("Grant"). At the expiration of the lease, ownership of property, plant, equipment and the remaining Cobalt 60 financed by the bonds and the Grant will pass to Salem. The lease initially expires in 2004 and permits an extension.

During 1988, due to continuing operating losses, the Board of Directors decided to suspend operations at the Salem facility. Accordingly, the Company stopped depreciation and amortization of the assets at the Salem facility and transferred Cobalt 60 to another of its facilities.

In October 1994, the Company reopened the Salem facility and irradiation services are ongoing. Depreciation and amortization of the assets at the Salem facility was based on the remaining term of the lease (ten years) from 1994.


NOTE 5 - LONG-TERM DEBT
- -----------------------

Long-term debt consists of the following at December 31, 1995:

   City of Salem Municipal Port Authority, Port Development
     Revenue Bonds (a)                                               $1,000,000
   Note payable (b)                                                      25,000
   Note payable (c)                                                     243,000
   Note payable (d)                                                     200,000
   Secured Cobalt 60 financing and capital lease agreements (e)       1,603,314
                                                                    ------------
           TOTAL                                                      3,071,314
   Less:  Current portion                                             1,047,264
                                                                    ------------
           TOTAL LONG-TERM DEBT                                      $2,024,050
                                                                    ============


(a) These bonds (the "Bonds") were issued in 1984 to finance the construction, improvement and equipping of an irradiation processing facility in Salem, New Jersey (see Note 4). An irrevocable letter of credit was issued pursuant to a guaranty agreement among a bank, the Company and a former licensee of the Company (the "Licensee").

      The outstanding Bonds were redeemed on December 1, 1994 and simultaneously remarketed at the redemption price to new bondholders. At the same time, the Bonds' interest rate was converted to a fixed interest rate of 10%. The average interest rate was 4.72% for the eleven months ended November 30, 1994.

                             RTI INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ===============================================



NOTE 5 - LONG-TERM DEBT (continued)
- -----------------------
      The Company is obligated to make equal annual principal installment payments of $250,000 through December 1999.

(b) Simultaneously with the remarketing of the Bonds, the Company borrowed $100,000 from the Licensee. The Company is obligated to make quarterly principal installment payments of $25,000 on March 31, 1995, June 30, 1995, October 2, 1995 and January 2, 1996. Interest is payable quarterly at the applicable Federal rate of interest in effect. The borrowings are collateralized by the following: (i) all rights to the use of the property constructed with the proceeds of the Bonds; and (ii) certain property, plant, equipment and Cobalt 60 owned by the Company.

(c)   In connection with the Company's settlement of certain litigation (see
      Note 10), New Jersey Economic Development Authority (the "Authority") bonds were cancelled, the owner thereof acquired from the Authority the Company's note in an amount equal to the cancelled bonds and such owner agreed to suspend, for a period of five years, the Company's obligation to make principal and interest payments. As a result, a $287,000 obligation was discounted by $110,000 to $177,000 at December 31, 1992. The resulting credit from this discounting was applied to reduce the Company's net environmental clean up expense. The debt will be increased annually by $22,000 during the five year period the Company is not obligated to make principal and interest payments. Commencing January 1, 1998, the note will bear interest at a rate of 10.61% per annum and principal payments will be made in annual installments of $41,000 through January 1, 2004.

(d) In November 1995, the Company entered into an agreement for a revolving line of credit from a corporation controlled by the President of the Company. The line of credit provides for maximum principal borrowings of $315,000 and expires April 28, 1997. Interest payments (fixed rate of 8%) are due monthly. The revolving credit facility is secured by all accounts receivable of the Company. In connection with the line of credit, the Company issued to the corporation a warrant, expiring November 28, 1997, to acquire 25,000 shares of the Company's Common Stock at $1.75 per share (104% of the last sale price on the day immediately prior to such issuance).

(e) In October 1993, the Company entered into an agreement to lease Cobalt 60 which has been accounted for as a capital lease. During the year ended December 31, 1995, the Company leased additional Cobalt 60 under this agreement. The total future minimum lease payments are due as follows:
      1996 - $454,885; 1997 - $386,505; 1998 - $258,791; 1999 - $179,346; 2000
      -$9,232; and thereafter - $64,830. The amount representing interest is $190,908.

      In September 1994, the Company entered into a secured financing agreement to purchase Cobalt 60. The agreement provides for thirty-six equal monthly principal installments of $16,333 plus accrued interest beginning April 1995. Interest is adjusted quarterly at prime plus 1.75%.

                             RTI INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ==============================================



NOTE 5 - LONG-TERM DEBT (continued)
- -----------------------

Principal amounts due in connection with long-term debt for each of the five years subsequent to December 31, 1995 are as follows:

     1996                        $1,047,264
     1997                           782,019
     1998                           570,426
     1999                           457,916
     2000                            45,887
     Thereafter                     211,802
                               --------------
                                 $3,115,314
                               ==============


NOTE 6 - EXECUTIVE TERMINATION AGREEMENTS AND LITIGATION
- --------------------------------------------------------

The Company and Dr. Martin A. Welt, who resigned as Chief Executive Officer of the Company in 1986, have been in litigation since 1987, arising from the Company failing to pay Dr. Welt under a consulting agreement and the Company's claims against Dr. Welt for damages arising out of actions of Dr. Welt.

In 1995, the Company and Dr. Welt settled all litigation, whereby, Dr. Welt paid $144,830 to the Company.


NOTE 7 - ACCRUED EXPENSES AND OTHER LIABILITIES
- -----------------------------------------------

(a)   Accrued expenses consist of the following at December 31, 1995:

          Property taxes                                      $200,091

          Remedial investigation and environmental
            cleanup costs (Note 10)                            179,987

          Payroll and related costs                            104,681

          Professional fees                                     64,482

          Other                                                 69,507

                                                             -----------
               TOTAL                                          $618,748
                                                             ===========


(b) Other liabilities consists of $883,713 relating to the non-current portion of remedial investigation and environmental cleanup costs (see Note 10).

                             RTI INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ===============================================


NOTE 8 - STOCKHOLDERS' EQUITY
- -----------------------------

(a)   Common and Preferred Stock Authorized, Issued and Outstanding

      Effective May 25, 1995, the Company's Certificate of Incorporation was amended to effect a one for eight reverse stock split of common stock and authorize 2,000,000 shares of preferred stock. No preferred stock was issued as of December 31, 1995 and the outstanding common stock as of December 31, 1995 was an estimate (since fractional shares were not issuable) based on the actual number of shares converted one for eight and the remaining shares to be converted.

(b)   Stock Options

      The Company's 1987 stock option plan (the "Plan") authorizes the issuance of options for common stock until November 3, 1997. The options granted may be either incentive stock options, which are exercisable one year or more from the date of grant or non-qualified stock options, which may be exercisable immediately. Details, which reflect the one for eight reverse stock split effective May 1995, of stock option transactions under the 1987 Plan for the two years, are as follows:

                                                  Exercise price
                                    Options          per share       Exercisable
                                  -----------     --------------    ------------
OUTSTANDING, DECEMBER 1, 1993        5,250         $1.76 - 7.76         2,062
                                                                    ============

Cancelled                             (500)         6.48 - 7.76

Exercised                             (125)                1.76
                                  -----------     -------------
OUTSTANDING, DECEMBER 31, 1994       4,625          6.48 - 7.76         3,208
                                                                    ============

Granted                              1,250                 4.00

Cancelled                             (939)         6.48 - 7.76
                                  -----------     -------------
OUTSTANDING, DECEMBER 31, 1995       4,936         $4.00 - 7.76         3,686
                                  ===========     =============     ============


NOTE 9 - LEASE COMMITMENTS
- --------------------------

The Company leases the land for its Salem irradiation processing facility under a long-term capital lease (see Note 4). The initial 20-year term of the lease commenced in December 1984. The lease requires the Company to pay the principal and interest on the City of Salem Municipal Port Authority, Port Development Revenue Bonds (see Note 5(a)), and rent aggregating $317,000 for the entire initial term of the lease, all of which rent was prepaid as of December 31, 1986. The prepaid rent was charged to operations in 1988. The building and fixed assets located on this land become the property of the City of Salem Municipal Port Authority at the end of the lease. The lease contains a provision for negotiation for renewal for an additional ten-year period.

                             RTI INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ============================================



NOTE 10 - ENVIRONMENTAL INVESTIGATION, REMEDIATION AND RELATED LITIGATION
- -------------------------------------------------------------------------

As a result of engineering tests that commenced in 1981, the New Jersey Department of Environmental Protection (formerly the New Jersey Department of Environmental Protection and Energy) (the "DEP") issued a directive in 1986 ordering the Company and its former Chief Executive Officer (Dr. Martin A.
Welt), individually, to fund the cost of a remedial investigation and feasibility study (the "Study") designed to determine the nature and extent of contamination detected primarily on the Rockaway, New Jersey operating Parcel II (see Note 3). The Company agreed to pay the costs of the Study and entered into an Administrative Consent Order ("ACO") with the DEP. The Company accrued the estimated cost of the Study (see Note 7) as of December 31, 1986. In accordance with the terms of the ACO, the Company posted an $825,000 letter of credit which was an amount equal to the estimated costs of the Study and the DEP administrative costs. As of December 31, 1995, there is a balance of $15,771 remaining which is held as restricted funds.

In June 1989, the DEP issued a Second Directive ("Directive II") seeking payment from the Company and the prior owner of the property (the "Prior Owner") for approximately $1,200,000 to pay for a Phase II Remedial Investigation ("Phase II"). According to Directive II, both the Company and the Prior Owner were jointly and severally liable for all costs to investigate and clean up hazardous substances on the property. The Phase II investigation was designed to conduct further studies on Parcel II and evaluate the nature of and extent of contamination, if any, on the 65-acre area of the property where the Prior Owner conducted its various testing activities. In November 1991, the DEP issued its "Remedial Investigation Report".

In 1989, the Company filed a lawsuit against the Prior Owner under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund"), seeking contribution for all costs incurred by the Company in connection with on-site investigation and cleanup activities. In 1992, the Company released the Prior Owner from any liability under the Phase I and Phase II investigations and the Prior Owner paid the Company $900,000 (the "Settlement Agreement") as a partial payment against the DEP's claims for reimbursement of expenditures for the Phase II investigation. A portion of these funds was permitted to be used to support the surface cleanup required by the DEP. The Prior Owner will only become subject to further liability in the event that the Company becomes unable to perform the cleanup action(s) required by the DEP. In addition, the Prior Owner suspended for five years the Company's obligation to make principal and interest payments on the note issued to support the purchase of a portion of the Rockaway Industrial Park (see Note 5(c)).

The Company has agreed to indemnify the Prior Owner against generally all claims for past or future costs associated with studies, cleanups and/or other remediation activities to the Rockaway Industrial Park. The Company has executed a mortgage ("Mortgage") on the Rockaway Industrial Park in the amount of $900,000 securing the Prior Owner to the extent the Company does not meet its obligations under the Settlement Agreement. After the development of an acceptable cost estimate for the implementation of remedial actions, the Prior Owner has agreed to adjust the Mortgage to the amount of the cost estimate. If the cost estimate exceeds the actual fair value of the mortgaged property (minus any other liens on the mortgaged property), then the Company will execute an additional mortgage for the difference which will be secured by the Company's personal property at its Salem facility. If the cost estimate is less than $900,000, then the Mortgage will be reduced to the estimated amount.

                             RTI INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ==============================================


NOTE 10 - ENVIRONMENTAL INVESTIGATION, REMEDIATION AND RELATED LITIGATION
- -------------------------------------------------------------------------
(continued)

In 1993, and in conjunction with the Settlement Agreement, the Company and the Prior Owner entered into an Administrative Consent Order ("ACO II") with the DEP. In accordance with ACO II, the Company agreed to pay DEP's investigation and oversight costs for the Phase II investigation, estimated to be $1.2 million, which was charged to operations in 1992. An initial payment of $600,000 was made in 1993 under ACO II. The remaining liability for the Phase II study is being paid in quarterly installments through June 1997. In 1993, the Company charged approximately $200,000 to operations for additional costs related to the Phase II study and deposited $100,000 in a segregated interest-bearing account. Funds in this account were withdrawn after certain provisions of ACO II were met by the Company.

Both ACO II and the Settlement Agreement provide that the Company is responsible for all further cleanup actions required by the DEP. Estimated costs under ACO II and the Settlement Agreement were recorded by the Company in 1992. The Company and the DEP have entered into a Memorandum of Agreement ("MOA") which stipulated the responsibilities for an approved work plan for the surface cleanup and remediation required to be performed by the Company. The Company accrued and charged to operations approximately $200,000 in 1992 for surface cleanup which was completed in 1994 and additional costs are not expected.

In 1994, the DEP issued its Record of Decision ("ROD") for the Rockaway Industrial Park. The Company is required by the DEP to perform certain groundwater remediation actions and implement a groundwater monitoring program. A Remedial Action Work Plan ("RAWP") to implement the ROD is being reviewed by the DEP. As of December 31, 1995, the Company has accrued approximately $309,000 for the anticipated costs of groundwater programs. The Company has petitioned the DEP for changes in RAWP, which, if accepted, may decrease the anticipated costs of groundwater programs.

In connection with the Phase II investigation, the DEP filed a First Priority Lien against Parcel II and 65 acres of Parcel I. A general lien was placed on all Company properties in the State of New Jersey and all revenues of the Company. Each lien was in the amount of $329,670. In February 1995, the DEP discharged all of its liens except for its liens on the revenues of the Company, on Parcel II and on the Company's property located on Parcel II, and reset its liens in the aggregate amount of $560,490.

Parcel II and a portion of Parcel I (see Note 3) have been placed on the National Priorities List (the "List"). The Company believes its ability to dispose of Parcel I acreage will be impaired until it has been remediated and removed from the List. Additionally, there can be no assurances that the cleanup and remediation efforts provided for by the Company will represent its ultimate liability.

In addition, the Company has been named a respondent in an environmental proceeding relating to a disposal site, which the Company shipped a small amount of materials during 1982. The Company has recorded an accrual for the estimated liability of $30,000 as of December 31, 1995. The Company, based upon all available information, is of the opinion that the accrual is adequate and that the ultimate disposition of this environmental proceeding will not have a material adverse effect on these financial statements.

                             RTI INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ===============================================


NOTE 11 - CERTIFICATES OF FINANCIAL ASSURANCE
- ---------------------------------------------

During 1990 and 1994, the Company was required by the NRC to post $75,000 Certificates of Financial Assurance ("CFA") in accordance with NRC regulations applicable to companies with similar NRC licenses. The CFA is intended to provide assurance that funds will be available if needed for decommissioning activities and removal of Cobalt 60. The Company has elected to use trust funds to provide such financial assurance. The funds are on deposit in restricted bank accounts.

NOTE 12 - INCOME TAXES
- ----------------------

At December 31, 1995, the Company had a deferred tax asset amounting to approximately $5,100,000. The deferred tax asset consisted primarily of the tax benefit of net operating loss carryforwards and a temporary difference resulting from environmental accruals (see Notes 7 and 10) and is fully offset by a valuation allowance of the same amount.

The net change in the valuation allowance for deferred tax assets was an increase of approximately $150,000 and $500,000 in 1995 and 1994, respectively. The net change is primarily due to the recording of certain environmental liabilities (see Note 10) and increases in net operating loss carryforwards.

Recoveries for income taxes differs from the amount of income recoveries determined by applying the applicable U.S. statutory Federal income tax rate to pretax loss from continuing operations as a result of the increase in the valuation allowance to offset the increase in the deferred tax asset.

At December 31, 1995, the Company had net operating loss carryforwards of approximately $11,400,000 available to offset future Federal taxable income. These carryforwards will expire from 1997 through 2010.

For state income tax purposes, primarily related to New Jersey, the Company has net operating loss carryforwards of approximately $9,600,000, which will expire through 2002.

NOTE 13 - MAJOR CUSTOMER
- ------------------------

During 1994, one customer accounted for approximately 12% of net sales.

NOTE 14 - STATEMENTS OF CASH FLOWS
- ----------------------------------

Supplemental disclosures of cash flow information are as follows:

                                         1995                1994
                                    --------------      -------------
     Interest paid                     $283,000            $162,000
                                    ==============      =============


The Company financed purchases of Cobalt 60 amounting to approximately $914,000 and $588,000 in 1995 and 1994, respectively.

                             RTI INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ==============================================


NOTE 15 - SUBSEQUENT EVENTS
- ---------------------------

a)  Proposed Transactions With SteriGenics
    --------------------------------------

    On February 26, 1996, the Company entered into an asset acquisition agreement (the "Acquisition Agreement") with SteriGenics International ("SteriGenics"). Pursuant to the Acquisition Agreement, the Company will
    (a) sell to SteriGenics substantially all of the assets (the "Purchased Assets") of the Company (other than cash items and the Company's facilities and real estate in Rockaway, New Jersey) and SteriGenics will assume the stated liabilities ("Assumed Liabilities") of the Company (other than liabilities associated with the Rockaway property) for a purchase price equal to $18,000, plus the book value of the Purchased= Assets, minus the book value of the Assumed Liabilities, and (b) net lease to SteriGenics that portion of the Rockaway property on which the Rockaway Facility is located for six years at an annual rent sufficient to yield to the Company approximately an 8% return on the book value of the assets being leased, with a five-year renewal option, as well as, a purchase option. Book values are to be determined in accordance with generally accepted accounting principles.

    On March 11, 1996, SteriGenics purchased for $236,000 from the Company 118,000 shares of a newly authorized series of preferred stock of the Company (the "Series A Preferred Stock"), which shares (a) have the same voting rights per share as the common stock, and (b) constitute approximately 9.9% of the Company's voting securities. The Series A Preferred Stock pays dividends at the rate of $0.16 per share per annum, has a liquidation preference of $2.00 per share, is convertible into Common Stock on a share for share basis, is callable by the Company at a call price of $2.00 per share at any time after January 31, 1997 and is redeemable at the call price at any time, except that if surrendered for redemption prior to January 31, 1997, the Company may redeem the Series A Preferred Stock for a demand note payable after February 10, 1997. SteriGenics is required to surrender the Series A Preferred Stock in payment of $236,000 of the Purchase Price upon the closing under the Acquisition Agreement.

    The Company granted SteriGenics an option to purchase the Company's North Carolina Facility and related assets (excluding Cobalt 60) for a price equal to the book value, to be determined in accordance with generally accepted accounting principles, thereof, plus $400,000. The North Carolina Option will become exercisable only (a) if the Acquisition Agreement is terminated by SteriGenics as a result of (i) the Company's Board of Directors (A) withdrawing its recommendation to the Company's shareholders to approve the Acquisition Agreement, or (B) recommending an alternative acquisition proposal to the Company's shareholders (including the acceptance of a tender or exchange offer for 15% or more of the outstanding shares of common stock), or (ii) the Company failing to call a meeting of its shareholders by November 27, 1996, and (b) if the Company enters into a legally binding agreement relating to such an alternative acquisition proposal. To the extent that the North Carolina Option is exercised by SteriGenics, the closing of the sale of the North Carolina Facility will occur immediately prior to the closing of the alternative acquisition proposal that resulted in the North Carolina Option having become exercisable.

                             RTI INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 =============================================


NOTE 15 - SUBSEQUENT EVENTS (continued)
- ---------------------------

      Closing of the proposed sale to SteriGenics is subject to a number of conditions, including (a) the correctness of the Company's representations and warranties at the closing (the "Closing"), (b) approval of the proposed sale by two-thirds of the Company's shareholders at a duly called meeting thereof, (c) the net book value of the assets being purchased by SteriGenics equalling at least $3,000,000, (d) receipt by SteriGenics of all necessary permits and licenses to operate the Company's facilities,
      (e) the acknowledgement by the DEP that upon receipt of certain amounts from the Company, the DEP will release certain liens and that the DEP will not regard SteriGenics as responsible for any ongoing environmental liability of the Company with respect to the Rockaway property, and (f) the absence of any material adverse change since February 26, 1996 in the business of the Company. The Acquisition Agreement may be terminated by either the Company or SteriGenics if the Closing is not consummated by November 27, 1996. The proposed transactions with SteriGenics are subject to the aforementioned conditions, accordingly, no assurance can be given with respect to their consummation.

b)    Insurance Claim Settlement

      On January 29, 1996, the Company and Birmingham Fire Insurance Company ("Birmingham") entered into a Settlement Agreement and Release ("Agreement") for environmental claims primarily relating to the Company's Rockaway, New Jersey property covered under Birmingham's insurance policy for the period May 30, 1980 to May 30, 1983. On February 20, 1996, the Company received a total of $580,000 for settlement in accordance with the Agreement.

Item 8. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

          BDO Seidman, LLP, independent auditors, currently is, and for more than the Company's last two fiscal years has been, the Company's independent auditors. Since the beginning of such two fiscal year period
(i) BDO Seidman, LLP, has not expressed reliance, in its audit report, on the audit services of any other accounting firm and (ii) there have been no reported disagreements between the Company and BDO Seidman, LLP, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.


                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors of the Company
- ------------------------

          The directors of the Company are as follows:

     Name                      Age       Position with the Company
     ----                      ---       ---------------------------

Sanders Davies                 49        Director since 1986

C.W. McMillan                  70        Director since 1985

Theo W. Muller                 57        Director, President and Chief
                                          Executive Officer since
                                          January 1995

George M. Whitmore, Jr.        68        Director since 1988


          Each director was elected as such at the Annual Meeting of Shareholders held on May 16, 1995, and holds his office until the next Annual Meeting of shareholders and until his successor is elected or until his earlier resignation.

          Sanders Davies has been a partner in the firm of O'Connor, Davies & Co., certified public accountants, and its predecessor firm, Davies & Davies, for more than the past five years.

          C. W. McMillan has been president of C.W. McMillan Co. and its predecessor, McMillan & Farrell Associates, Inc., agribusiness consultants, for more than the past five years. From 1981 through March 1985, Mr. McMillan was an Assistant Secretary of Agriculture of the United States.

          Theo W. Muller was elected President and Chief Executive Officer of the Company on January 3, 1995. Mr. Muller has been an independent investor for more than the past five years and is a partner of Saler Associates, a residential real estate developer. From 1985 until December 1994, Mr. Muller was president of Frellum Corporation ("Frellum"), an aircraft leasing, and oil and gas production company. Mr. Muller was a director of the Company from May 1990 to November 1993.

          George M. Whitmore, Jr. has been managing director of Whitmore & Company, a management consulting firm, for more than the past five years. Previously, Mr. Whitmore was the chairman of the board and secretary of Rathbone, King & Seeley, Inc., an insurance holding company which, on January 8, 1993, filed a petition for liquidation under Chapter 7 of the United States Bankruptcy Code; Mr. Whitmore's duties for such company were to chair meetings of its board of directors, occasionally prepare minutes of such meetings and, from time to time, attest to actions duly taken by such board.

          The Company pays its directors (other than full-time employees of the Company) at the rate of $5,000 per year and reimburses its directors for their out-of-pocket expenses incurred in connection with their services to the Company.

          No family relationship exists among the directors of the Company or between any of such persons and the executive officers of the Company.

Executive Officers of the Company
- ---------------------------------

          The executive officers of the Company are as follows:

     Name                      Age       Position With the Company
     ----                      ---       -------------------------

Theo W. Muller                 57        President and Director

R. Stephen Maico               44        Controller, Secretary and
                                          Treasurer

          The business experience of Theo W. Muller is set forth above.

          R. Stephen Maico has been Controller, chief financial officer, Secretary and Treasurer of the Company since 1990.

          Executive officers are appointed by, and serve at the discretion of, the Board of Directors for a term beginning after the first regular meeting of the Board of Directors following the Annual Meeting of shareholders and until their respective successors are duly appointed and qualified.

          Section 16(a) of the Securities Exchange Act of 1934 requires executive officers, directors and persons who own more than 10% of the Company's Common Stock to file within prescribed periods initial statements of beneficial ownership and statements of changes in beneficial ownership of their shares of Common Stock with the Securities and Exchange Commission and The Nasdaq Small-Cap Market, on which the Company's Common Stock is traded. Such persons also are required to furnish the Company with copies of all such statements they file. Based on its review of the copies of such statements received by it and written representations from certain of such persons, the Company believes that, during 1995, all such filing requirements applicable to such persons were duly complied with, except that Theo W. Muller inadvertently failed to report the acquisition of 18 shares of Common Stock on December 4, 1995 and the acquisition on November 29, 1995 by Frellum of a warrant to purchase 25,000 shares of Common Stock, which was corrected when he filed a Form 5 with the Securities and Exchange Commission in March 1996.

Item 10.  Executive Compensation.

          No person who was an executive officer of the Company in 1995 received annual compensation exceeding $100,000 during any of the three years ended December 31, 1995. The following table sets forth information concerning compensation for services in all capacities awarded or paid to, or earned by, Theo W. Muller, the Company's President and Chief Executive Officer, during the year ended December 31, 1995. No stock appreciation rights, stock options or other long-term compensation awards have ever been granted to Mr. Muller. During the year ended December 31, 1995, Mr. Muller did not hold any options to acquire any securities of the Company.

                                              Annual Compensation
                                              -------------------
Name and Principal Position                   Year          Salary
- ---------------------------                   ----          ------

Theo W. Muller                                1995          $6,000
 President and Chief Executive Officer


Employment Contracts and Termination of Employment and Change-in-Control
- ------------------------------------------------------------------------
Arrangements
- ------------

          The Company does not have any employment agreement or termination or change in control arrangement with any of its executive officers.

1987 Stock Option Plan
- ----------------------

          The 1987 Plan was adopted by the Board of Directors of the Company on November 4, 1987 and approved by the shareholders of the Company on May 25, 1988. The 1987 Plan, as amended, authorized the issuance, within ten years from the date of its adoption, of options covering up to 90,625 shares of Common Stock (subject to adjustment in certain circumstances) to such key employees or other individuals (including executive officers and directors of and consultants to the Company) who have performed, or reasonably may be expected to perform, services of special importance to the management, operation or development of the business of the Company. As of March 20, 1996, options for an aggregate of 4,936 shares of Common Stock, at an average exercise price of approximately $5.96 per share, were outstanding under the 1987 Plan and 11,562 shares of Common Stock were available for the grant of future options under the 1987 Plan. The 1987 Plan is intended to provide an incentive to continued employment of such key employees and other individuals by enabling them to acquire a proprietary interest in the Company and by offering comparable incentives to enable the Company better to attract, compete for and retain highly qualified employees and consultants.

          Options granted under the 1987 Plan may be either "Incentive Stock Options" as that term is defined in Section 422 of the Internal Revenue Code of 1986 (the "Code"), or options which do not qualify as Incentive Stock Options ("Non-Qualified Stock Options"). Incentive Stock Options may be granted only to key individuals, including executive officers and directors, who are employees of the Company. An Incentive Stock Option must expire within ten years from the date it is granted (five years in the case of such options granted to holders of more than 10% of the outstanding Common Stock). Incentive Stock Options are first exercisable not earlier than one year from the date of grant. The exercise price of an Incentive Stock Option must be at least equal to the fair market value of the Common Stock on the date such Incentive Stock Option is granted and must be paid in cash or in capital stock of the Company valued at its then fair market value. To the extent the aggregate fair market value of Incentive Stock Options that are exercisable for the first time by an optionee during any calendar year exceeds $100,000, such options will be treated as Non-Qualified Stock Options.

          In addition, the Company may issue Non-Qualified Stock Options under the 1987 Plan to executive officers, directors and key employees of the Company and advisors and consultants to the Company. The exercise price of these options is not limited and may be below fair market value.

          Incentive Stock Options terminate three months after the optionee's relationship with the Company is terminated (one year if termination is by reason of death or disability). In the case of Non-Qualified Stock Options, such options terminate as determined by the Board of Directors, and set forth in the option agreement between the Company and the optionee.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

          SteriGenics International, with its principal executive offices at 4020 Clipper Court, Fremont, California 94538, owns beneficially and of record 118,000 shares of Series A Preferred Stock, which shares are entitled to vote on all matters submitted to the holders of the Common Stock, as a single class. The shares of Series A Preferred Stock held by SteriGenics International constitute 9.9% of the outstanding voting securities of the Company and all the outstanding shares of Series A Preferred Stock.

          Set forth below is information, as of March 15, 1996, with respect to (i) each person who is known by the Company to be the beneficial owner of more than 5% of the Common Stock, and (ii) the beneficial ownership of Common Stock by all current directors of the Company and all executive officers of the Company, as a group (five persons).

                                     Number of Shares    Percent
Name and Address of Owner            of Common Stock     of Class
- -------------------------            ---------------     --------

Theo W. Muller                          143,393(a)        13.0%
 20 Peach Hill Road
 Darien, Connecticut 06820

John N. Scandalios                       62,500            5.8%
 46 Shrewsbury Drive
 Rumson, New Jersey 07760

Sanders Davies                            1,500             *

C.W. McMillan                                52             *

George M. Whitmore, Jr.                   3,125            0.3%

All directors and executive             149,016(b)        13.7%
 officers, as a group

- ---------------
* Represents less than 0.1% of the issued and outstanding shares of Common Stock.

(a) Consists of (i) 118,393 shares owned by Theo W. Muller and (ii) 25,000 shares issuable at $1.75 per share upon exercise of a warrant issued to Frellum (see Item 12 - "Certain Relationships and Related
     Transactions").

(b) Consists of (i) 1,500 shares owned by an individual retirement account of Sanders Davies, 52 shares owned by C.W. McMillan, 118,393 shares owned by Theo W. Muller, and 3,125 shares owned by George M. Whitmore, Jr., directors of the Company, (ii) 25,000 shares issuable at $1.75 per share upon exercise of a warrant issued to Frellum, and (iii) 937 shares issuable at $6.50 per share upon exercise of incentive options granted to R, Stephen Maico under the 1987 Plan.

          The Company does not know of any arrangements, including any pledge by any person of securities of the Company, the operation of which at a subsequent date may result in a change in control of the Company.

Item 12.  Certain Relationships and Related Transactions.

          In December 1994, Theo W. Muller purchased at par from the remarketing agent $250,000 aggregate principal amount of 10% City of Salem Municipal Port Authority Bonds, the principal and interest of which are paid by the Company.

          In 1993, the Company sold, in a private placement, an aggregate of 175,000 shares of Common Stock to several investors, including Theo W. Muller, and agreed to register such shares within a period of approximately one year. In December 1994, at the request of the Company and to postpone the cost of such registration, the investors agreed to defer their rights to registration of such shares for an indefinite period.

          During January 1995, Mr. Muller settled for $50,000 an account payable of the Company, which was repaid to Mr. Muller, without interest, in March 1995.

          On November 29, 1995, Frellum, a Delaware company which is 50.1% owned by Mr. Muller, agreed to make available to the Company a $250,000 line of credit. The line of credit, which initially was scheduled to expire on October 29, 1996, has been extended to April 28, 1997 and the line of credit has been increased to $315,000. Loans under such credit line are secured by the Company's accounts receivable, bear interest at 8% per annum, may be repaid at any time and become due 30 days after written demand therefor is made, which demand may not be made prior to the expiration of such credit line. During the year ended December 31, 1995, $200,000 of loans were made by Frellum under the credit line, all of which were outstanding at December 31, 1995, and $1,333 of interest had been accrued with respect thereto. All of such loans were repaid on February 21, 1996. As part of such transaction, the Company issued to Frellum a warrant, expiring November 28, 1997, to acquire 25,000 shares of the Company's Common Stock at $1.75 per share (104% of the last sale price of the Common Stock on The Nasdaq Small-Cap Market on the day immediately prior to such issuance). Frellum also was granted certain piggyback registration rights with respect to such shares if the Company registers its securities under certain circumstances with the Securities and Exchange Commission prior to November 28, 1997.

Item 13.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.*
          --------

               All financial statements required to be filed as part of this Annual Report on Form 10-KSB are filed under Item 7 of this Form 10-KSB. A listing of such financial statements is set forth in Item 7, which listing is incorporated herein by reference.

  3. Articles of incorporation and by-laws.

     3.1 (a) Certificate of Incorporation, as filed by the New York Department of State on August 27, 1968. (1)

          (b) Certificate of Amendment of Certificate of Incorporation, as filed by the New York Department of State on December 18, 1968 (1)

          (c) Certificate of Change, as filed by the New York Department of State on September 28, 1970. (1)

- --------------------
* Footnotes to Exhibits are at the end of this listing of Exhibits. Except as specifically noted, the Exhibits listed herein have been filed previously and are incorporated herein by reference.

          (d) Certificate of Amendment of Certificate of Incorporation, as filed by the New York Department of State on October 15, 1971. (1)

          (e) Certificate of Amendment of Certificate of Incorporation, as filed by the New York Department of State on July 9, 1983. (1)

          (f) Certificate of Amendment to Certificate of Incorporation, as filed by the New York Department of State on June 6, 1988. (3)

          (g) Certificate of Merger of Process Technology (NC), Inc. into RTI Inc., as filed by the New York Department of State on December 20, 1991. (11)

          (h) Certificate of Amendment to Certificate of Incorporation, as filed by the New York Department of State on May 25, 1995. (15)

          (i) Certificate of Amendment to Certificate of Incorporation, as filed by the New York Department of State on February 27, 1996.

     3.2  By-laws.  (14)

  4. Instruments defining the rights of security holders, including indentures.

     4.1  Form of Common Stock certificate.  (1)

     4.2  Form of Preferred Stock certificate.

  9. Voting trust agreement and amendments -- none

 10. Material contracts.

     10.1 Salem Facility - City of Salem Municipal Port Authority Port Development Revenue Bond (South Jersey Process Technology, Inc. Project) Series of 1984 Financing.

          (a) Sublease and Security Agreement, dated as of December 1, 1984, between City of Salem Municipal Port Authority and South Jersey Process Technology, Inc., with Assignment of sublessor's interest to The Farmers and Merchants National Bank of Bridgeton, as trustee. (1)

          (b)(i) TENR Services and Remarketing Agreement, dated as of December 1, 1984, between South Jersey Process Technology, Inc. and Bankers Trust Company. (1)

          (b)(ii) Appointment of E.A. Moos & Company, dated November 8, 1994, as Successor Remarketing Agent under the TENR Services and Remarketing Agreement. (14)

          (b)(iii) Notice of Remarketing Agent, dated November 29, 1994, establishing a fixed rate on the Bonds. (14)

          (b)(iv)  Specimen bond. (14)

     10.2 (a) Administration Consent Order in the Matter of Radiation Technology, Inc., dated March 10, 1987, of the State of New Jersey Department of Environmental Protection Division of Hazardous Waste Management. (1)

          (b) Directive II, dated June 30, 1989, from the State of New Jersey Department of Environmental Protection in the Matter of the Radiation Technology Site and Morton Thiokol, Inc. and RTI Inc. respondents. (6)

          (c)(i) Administrative Consent Order, dated December 7, 1992, of the State of New Jersey Department of Environmental Protection and Energy, in the Matter of RTI Inc. Site, RTI Inc. and Thiokol Corporation. (12)

          (c)(ii) Amendment to Administrative Consent Order, dated August 2, 1994, of the State of New Jersey Department of Environmental Protection and Energy. (14)

          (d) Record of Decision - Radiation Technology Incorporated (RTI) with respect to a site in Rockaway Township, Morris County, New Jersey, issued in 1994 by the New Jersey Department of Environmental Protection and Energy. (14)

     10.3 Trust Agreement, dated July 24, 1990, between RTI Inc. and National Community Bank of New Jersey, Trust Division, to fund decommissioning of facility at 108 Lake Denmark Road, Rockaway, New Jersey. (9)

     10.4 (a) Credit Agreement, dated as of December 1, 1978, among New Jersey Economic Development Authority, Radiation Technology, Inc. and New Jersey National Bank. (1)

          (b) Bond Purchase Agreement, dated as of December 1, 1978, among New Jersey Economic Development Authority, Radiation Technology, Inc. and Thiokol Corporation. (1)

          (c) Promissory Note, dated December 14, 1978, from Radiation Technology, Inc. to New Jersey Economic Development Authority in the principal amount of $820,000. (1)

          (d) Mortgage, dated December 14, 1978, between Radiation Technology, Inc. and New Jersey Economic Development Authority. (1)

          (e) Assignment of Leases and Rents, dated December 14, 1978, from Radiation Technology, Inc. (1)

          (f) Settlement Agreement, dated December 18, 1992, between RTI Inc. and Thiokol Corporation. (12)

          (g) Mortgage, dated December 18, 1992, between RTI Inc. and Thiokol Corporation. (12)

          (h) Escrow Agreement, dated January 18, 1993, among RTI Inc., Thiokol Corporation and Archer & Greiner, a Professional Corporation. (12)

          (i) Assignment of Mortgage, Note, Assignment of Leases and Rents, Credit Agreement and Pledge of Revenues, dated January 29, 1993, by New Jersey National Bank. (12)

     10.5 (a) Administrative Order of the United States Environmental Protection Agency, dated August 9, 1994, In the Matter of the Nascolite Corporation Site. (14)

          (b) Nascolite Corporation Superfund Site Tolling Agreement, dated February 2, 1995, between the United States of America and RTI Inc. (14)

     10.6 Agreement, made as of October 1, 1993, between Amersham
          International plc and RTI Inc. (13)

     10.7 Invoice, dated September 27, 1994, from Nordion International Inc. to RTI Inc., with related agreement. (14)

     10.8 (a) Credit Agreement, dated November 29, 1995, between RTI Inc. and Frellum Corporation.

          (b) Revolving Credit Note, dated November 29, 1995, in the principal amount of $250,000 from RTI Inc. to Frellum
          Corporation.

          (c) Amendment to Credit Agreement and Revolving Credit Note, dated February 2, 1996, between RTI Inc. and Frellum Corporation.

          (d) Amendment to Revolving Credit Note, dated March 25, 1996, between RTI Inc. and Frellum Corporation.

          (e) Security Agreement, dated November 29, 1995, between RTI Inc. and Frellum Corporation.

          (f) Warrant Agreement, dated November 29, 1995, between RTI Inc. and Frellum Corporation.

          (g) Warrant Certificate for 25,000 shares of RTI Common Stock issued to Frellum Corporation on November 29, 1995.

     10.9 (a) Asset Acquisition Agreement, dated as of February 26, 1996, between SteriGenics International and RTI Inc.

          (b) Option Agreement, dated as of February 26, 1996, between SteriGenics International and RTI Inc.

          (c) Series A Preferred Stock Purchase Agreement, dated as of February 26, 1996, between SteriGenics International and RTI Inc.

          (d) Form of Escrow Agreement among SteriGenics International, RTI Inc. and the Escrow Agent named therein.

          (e) Form of Lease Agreement between SteriGenics International and RTI Inc.

          (f) Voting Agreement, dated as of February 26, 1996, between SteriGenics International and Theo W. Muller.

          (g) Form of Voting Agreement between SteriGenics International and certain shareholders of RTI Inc.

 11. Statement re computation of per share earnings - not required since such computation can be determined clearly from the material contained in this Annual Report on Form 10-KSB.

 13. Annual report to security holders, Form 10-Q or quarterly report to security holders - not applicable.

 16. Letter on change in certifying accountant - not applicable.

 18. Letter on change in accounting principles - none.

 21. Subsidiaries of the small business issuer.

     (a)  Process Technology, Inc. (incorporated in Arkansas) (inactive)

     (b)  South Jersey Process Technology, Inc. (incorporated in New
     Jersey)

 22. Published report regarding matters submitted to vote of security holders - not applicable.

 23. Consents of experts and counsel.

     (a) Consent of BDO Seidman, LLP, to incorporation of financial statements in Form S-8 Registration Statement (No. 33-34063).

 24. Power of attorney - none.

 27. Financial Data Schedule

 28. Information from reports furnished to state insurance regulatory authorities - not applicable.

 99. Additional exhibits - none.

- ---------------
     (1) Incorporated by reference; filed as an Exhibit to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1986.

     (2) Incorporated by reference; filed as an Exhibit to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1987.

     (3) Incorporated by reference; filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 1987.

     (4) Incorporated by reference; filed as an Exhibit to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1988.

     (5) Incorporated by reference; filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended March 31, 1989.

     (6) Incorporated by reference; filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 1989.

     (7) Incorporated by reference; filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 1989.

     (8) Incorporated by reference; filed as an Exhibit to the Company's Current Report on Form 8-K dated as of November 30, 1989.

     (9) Incorporated by reference; filed as an Exhibit to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1990.

     (10) Incorporated by reference; filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended March 31, 1991.

     (11) Incorporated by reference; filed as an Exhibit to the Company's Annual Report on Form
     10-K for its fiscal year ended December 31, 1991.

     (12) Incorporated by reference; filed as an Exhibit to the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1992.

     (13) Incorporated by reference; filed as an Exhibit to the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1993.

     (14) Incorporated by reference; filed as an Exhibit to the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1994.

     (15) Incorporated by reference; filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for its fiscal quarter ended June 30, 1995.

     (b)  Reports on Form 8-K.  No report on Form 8-K was filed by the Company
          -------------------
during the fourth quarter of its fiscal year ended December 31, 1995.

                                 SIGNATURES


          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 29, 1996

                                 RTI INC.


                              By: THEO W. MULLER
                                 ----------------------------
                                 Theo W. Muller, President
                                 (Principal Executive Officer)



          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:

       March 29, 1996     SANDERS DAVIES
                         ----------------------------------
                         Sanders Davies, Director

       March 29, 1996     C.W. McMILLAN
                         ----------------------------------
                         C. W. McMillan, Director

       March 29, 1996     THEO W. MULLER
                         ----------------------------------
                         Theo W. Muller, Director

       March 29, 1996     GEORGE M. WHITMORE, JR.
                         ----------------------------------
                         George M. Whitmore, Jr., Director

       March 29, 1996     R. STEPHEN MAICO
                         ----------------------------------
                         R. Stephen Maico, Controller
                          (Principal Financial and
                           Accounting Officer)