Form 10QSB
period 1996-03-31
RTI INC
filed 1996-05-15
CIK 81699

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

__
X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
- --
1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1996
                                    --------------
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



     Check whether the issuer (1) filed all reports required to be filed by Section l3 or l5(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90days.       Yes  x
                                                                            ----
  No
     ----

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
               May 2, 1996     -   1,076,883   shares of common stock
           ------------------     -----------

          Transitional Small Business Disclosure Form    Yes     No  x
                                                             ---    ---

                Exhibit Index on sequentially numbered page  15
                                                            ----

                Total number of pages  16
                                      ----

      Part I.  Financial Information
      Item I.  Financial Statements






                            RTI Inc. and Subsidiaries
                           Consolidated Balance Sheets





                                                       March 31,  December 31,
                                                         1996          1995
         Assets                                       (unaudited)
         -----------------------------------------   -----------   ----------

         Current:
           Cash and cash equivalents                  $  290,422   $   77,631
           Accounts receivable, net of allowance
            for doubtful accounts of $10,000
            in 1996 and 1995                             566,264      562,811
           Prepaid expenses and other                     50,545       31,949
           Restricted deposits                            15,771       15,771
                                                     -----------   ----------
                  Total current assets                   923,002      688,162


         Property, plant, equipment and Cobalt 60,
          net of accumulated depreciation and
          amortization                                 7,374,520    7,006,886

         Certificates of financial assurance -
          restricted                                     150,000      150,000

         Deferred financing costs                         33,828       36,960
                                                     -----------  ----------

                  Total assets                        $8,481,350   $7,882,008
                                                     ===========  ===========









       See accompanying notes to consolidated financial statements.

                            RTI Inc. and Subsidiaries
                           Consolidated Balance Sheets



                                                       March 31,  December 31,
                                                         1996         1995
         Liabilities and Stockholders' Equity         (unaudited)
         -----------------------------------------   -----------  ----------
         Current:
           Current portion of long-term debt
            (Note 5 )                                $   851,973  $ 1,047,264
           Accounts payable                              193,534      138,178
           Accrued expenses (Note 4)                     630,016      618,748
           Current portion of redeemable
            preferred stock, Series A (Note 8(b))        236,000           --
                                                     -----------  ----------
                  Total current liabilities            1,911,523    1,804,190

         Long-term debt, net of current portion
          and discount of $38,500 and $44,000
          (Note 5)                                     2,107,769    2,024,050
         Preferred stock, $.05 par value,
          Series A, shares authorized 200,000;
          issued and outstanding, 118,000,
          net of current portion (Note 8(b))                  --           --
         Other liabilities (Note 6)                    1,335,383      883,713
                                                     -----------  -----------
                  Total liabilities                    5,354,675    4,711,953
                                                     -----------  -----------
         Commitments and contingencies
          (Notes 2,3,4,5,6 and 8)

         Stockholders' equity (Note 8):
          Preferred stock, $.05 par value -
           shares authorized 2,000,000;
           issued and outstanding, 118,000 Series A           --           --
        Common stock, $.08 par value -
           shares authorized 15,000,000;
           issued and outstanding, 1,076,887              86,151       86,153
          Additional paid-in capital                  16,013,798   16,013,851
          Deficit                                    (12,973,274) (12,929,949)
                                                     -----------  -----------
                  Total stockholders' equity           3,126,675    3,170,055
                                                     -----------  ----------
                  Total liabilities and
                   stockholders' equity              $ 8,481,350  $ 7,882,008
                                                     ===========  ===========




         See accompanying notes to consolidated financial statements.

                            RTI Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)






                                                 Three Months Ended March 31,
                                                       1996          1995
                                                     ---------     ---------
         Net sales                                  $1,086,171    $1,122,480
         Cost of sales                                 740,264       705,227
                                                     ---------     ---------
               Gross profit                            345,907       417,253

         Operating expenses:
           Selling, general and
             administrative expenses                   414,231       407,204
                                                     ---------     ---------
               Income (loss) from operations           (68,324)       10,049

         Other income (expense):
           Investment income, net                        3,095         3,894
           Expenses of Rockaway Industrial
             Park - Parcel I, including
             interest expense of $5,500
             in 1996 and 1995 (Notes 2 and 3)          (21,257)      (34,003)
           Environmental investigation and
             remediation (Note 3)                     (480,000)           --
           Other interest expense (Note 7)             (68,419)      (58,385)
           Other income (Note 9)                       591,580            --
                                                    ----------    ----------

         Net loss                                   $  (43,325)   $  (78,445)
                                                    ==========    ==========

         Net loss per share                         $     (.04)   $     (.07)
                                                    ==========    ==========
         Weighted average number of common
          shares outstanding (Note 8(c))             1,076,887     1,077,185
                                                    ==========    ==========









         See accompanying notes to consolidated financial statements.

                            RTI Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                   ( Note 10 )


                                                      Three Ended March 31,
                                                        1996         1995
  Cash flows from operating activities:             ----------    ----------
    Net loss                                        $ (43,325)    $ (78,445)
                                                    ----------    ----------
    Adjustments to reconcile net loss to
     net cash provided by operating activities:
       Depreciation and amortization                  209,237       210,458
       Discount of note payable                         5,500         5,500
       (Increase) decrease in:
         Accounts receivable                           (3,453)       21,187
         Prepaid expenses and other                   (15,464)       27,022
      Restricted deposits                               --           23,257
       Increase (decrease) in:
         Accounts payable                              55,356       (68,062)
         Accrued expenses                              11,268       (72,218)
         Other liabilities                            480,000            --
                                                    ----------    ----------
          Total adjustments                           742,444       147,144
                                                    ----------    ----------
          Net cash provided by operating activities   699,119        68,699
                                                    ----------    ----------
  Cash flows from investing activities:
    Purchases of fixed assets                        (306,097)       (5,514)
                                                    ----------    ----------
          Net cash used in
           investing activities                      (306,097)       (5,514)
                                                    ----------    ----------
  Cash flows from financing activities:
    Payments on short-term borrowings                (200,000)           --
    Payments on long-term debt                       (187,847)      (32,870)
    Payments on other liabilities                     (28,329)      (35,000)
    Proceeds from sale of preferred
     stock (Note 8(b))                                236,000            --
    Payments for fractional shares
     of common stock (Note 8(a))                          (55)           --
                                                    ----------    ----------
          Net cash used in
           financing activities                      (180,231)      (67,870)
                                                    ----------    ----------
  Net increase (decrease) in cash and
   cash equivalents                                   212,791        (4,685)
  Cash and cash equivalents, beginning
   of year                                             77,631       172,198
                                                    ----------    ----------
  Cash and cash equivalents, end of quarter         $ 290,422     $ 167,513
                                                    ==========    ==========


        See accompanying notes to consolidated financial statements.

                            RTI Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                 (Information as of March 31, 1996 and 1995, and
                  for the three months then ended is unaudited)


1.   Unaudited Information

     In the opinion of management of RTI Inc. (with its Subsidiaries, the "Company"), the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the Company's financial position as of March 31, 1996, its results of operations and its cash flows for the three months ended March 31, 1996 and 1995. Results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996. Information included in the consolidated balance sheet as of December 31, 1995 has been derived from the Company's audited consolidated financial statements in its Annual Report on Form 10-KSB for the year ended December 31, 1995, to which reference is made. Certain information included in the audited consolidated financial statements and related notes prepared in accordance with generally accepted accounting principles may have been condensed or omitted.


2.   Rockaway Industrial Park

     The Company owns a 248 acre parcel of land ("Parcel I") in Rockaway, New Jersey, that is contiguous to the 15 acre operating parcel that is the site of one of its irradiation processing facilities ("Parcel II" and, with Parcel I, the "Rockaway Industrial Park"). Since 1985, the Company has been seeking a buyer for Parcel I. However, the Company's ability sell Parcel I is impaired until the completion of an environmental cleanup and remediation program (Note
3), and its ability to recover its net investment in Parcel I is impaired by liabilities accruing from outstanding property taxes on approximately 222 acres of Parcel I for the years 1993, 1994, 1995, and 1996.


3.   Environmental Investigation and Remediation

     As a result of engineering tests that commenced in 1981, the New Jersey Department of Environmental Protection (the "DEP") issued a directive in 1986 ordering a remedial investigation and feasibility study (the "Study") designed to determine the nature and extent of contamination on the Rockaway Industrial Park property. The Company agreed to pay the costs of the Study and entered into an Administrative Consent Order with the DEP. In 1989, the DEP issued a Second Directive to pay for an additional environmental study and DEP oversight costs. In 1993, the Company entered into an Administrative Consent Order ("ACO") with the DEP. Cost reimbursement to the DEP under the ACO includes applicable DEP expenditures beginning July 1, 1982 and future DEP oversight costs. At March 31, 1996, the total

                            RTI Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                 (Information as of March 31, 1996 and 1995, and
                  for the three months then ended is unaudited)

accrued for reimbursement due the DEP under the ACO was $720,306, which consisted of outstanding billed DEP expenditures for the period July 1, 1982 to January 20, 1995, and estimated unbilled DEP expenditures (Notes 4 and 6). In April 1996 the DEP agreed to accept an aggregate payment of $575,000 as settlement of all outstanding claims asserted under ACO, as well as all claims which could be asserted for the period ending June 30, 1996.

     In April 1996, the DEP responded to the Company's petition to change the Remedial Action Work Plan under the Record of Decision, and advised the Company that a pilot test of the CleanOx remediation program, undertaken by the Company on its Rockaway property, was not considered conclusive. As a result, the Company has increased its estimate of groundwater remediation programs by $460,000 to provide for a second pilot test and the possible implementation of a groundwater remediation plan required by the DEP's Record of Decision.

     In addition, the Company has been named a respondent in an environmental proceeding relating to a New Jersey disposal site ("Nascolite") to which the Company shipped a small amount of materials in 1978. The Company has recorded an accrual of $50,000 for such potential liability.

  As a result of ongoing remediation and DEP involvement in these matters, there can be no assurances that the cleanup, remediation, and DEP oversight accruals will represent the Company's ultimate liability.



4.   Accrued Expenses

     Accrued expenses consist of the following at March 31, 1996:

       Property taxes (Note 2)                     $ 216,366
       Current portion of remedial
        investigation and environmental
        cleanup costs (Note 3)                       175,911
       Professional fees and other                   152,926
       Payroll and related costs                      54,980
       Interest expense                               29,833
                                                  ----------
               Total                               $ 630,016
                                                  ==========

                            RTI Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                 (Information as of March 31, 1996 and 1995, and
                  for the three months then ended is unaudited)

5.   Long-term Debt

     Long-term debt, net of discount of $38,500, consisted of the following at March 31, 1996:

      City of Salem Municipal Port Authority,
       Port Development Revenue Bonds             $1,000,000
      Notes payable                                  273,524
      Secured Cobalt 60 financing and
       capital lease agreements                    1,686,218
                                                  ----------
               Total                               2,959,742
         Less: Current portion                       851,973
                                                  ----------
               Total long-term debt               $2,107,769
                                                  ==========


6.   Other Liabilities

     Other liabilities of $1,335,383 at March 31, 1996 consisted of the aggregate accrual of $1,511,294 for outstanding billed and estimated DEP ACO costs, estimated costs of site remediation to be performed at the Company's Rockaway property, and a reserve related to involvement with the Nascolite site, less the current portion of $175,911 included in accrued expenses (Notes 3 and 4).


7.   Other Interest Expense

     Other interest expense is primarily related to long-term debt and includes amortization of deferred financing costs.


8.   Stockholder's Equity

     (a) Common Stock Authorized, Issued and Outstanding
Effective May 25, 1995, the Company's Certificate of Incorporation was amended to effect a one for eight reverse stock split of the common stock. The outstanding common stock at March 31, 1996 was an estimate (since fractional shares were not issuable) based on the actual number of shares converted one for eight and the remaining shares to be converted.

     (b) Preferred Stock Authorized, Issued and Outstanding
Effective May 25, 1995, the Company's Certificate of Incorporation was amended to authorize 2,000,000 shares of preferred stock. Effective February 27, 1996 the Company's Certificate of Incorporation was

                            RTI Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                 (Information as of March 31, 1996 and 1995, and
                  for the three months then ended is unaudited)

amended to designate 200,000 of such shares as Series A Preferred Stock and to establish the relative rights, preferences, and limitations, of the Series A Preferred Stock, which include;
   (i) the shares of Series A Preferred Stock, upon issuance for a consideration of $2.00 per share, shall be fully-paid and non-assessable,
   (ii) the holders of Series A Preferred Stock shall be entitled to receive, when and as declared by the Board of Directors out of funds legally available for the purpose, dividends in cash at the rate of $0.16 per share per annum. Dividends on shares of Series A Preferred Stock will be payable annually on December 31 of each year. Dividends on shares of Series A Preferred Stock will be cumulative whether or not earned or declared and whether or not there shall be funds of the Company legally available for the payment of such dividends,
   (iii) in the event of any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, after payment or provision for the payment of the debts and other liabilities of the Company, the Company shall pay to the holders of Series A Preferred Stock, before any distribution shall be made to the holders of any other capital stock of the Company, an amount equal to $2.00 per share of Series A Preferred Stock held by each such holder, plus an amount equal to all accrued dividends unpaid thereon to the date of final distribution to such holders,
   (iv) the holders of record of Series A Preferred Stock shall be entitled to vote at any election of directors and on any other matter submitted to the holders of common shares voting together with the holders of common shares as a single class, and shall be entitled to one vote per share of Series A Preferred Stock held by them,
   (v) each share of Series A Preferred Stock shall be convertible at any time, at the option of the holder thereof, into one common share,
   (vi) a holder of Series A Preferred Stock shall have the option, but not the obligation, to require the Company to redeem all, but not less than all, of such holder's shares of Series A Preferred Stock at a redemption price of $2.00 per share. Such redemption price is payable in cash, except that if redemption is made before January 31, 1997, the Company may, at its option, pay the redemption price by delivery of a note in the principal amount of the redemption price, payable ten days after demand, which may not be made prior to January 31, 1997.
   (vii) the Series A Preferred Stock may be redeemed, at the option of the Company, in whole but not in part, at any time after January 31, 1997, at a price of $2.00 per share, in cash.

On March 4, 1996, the Company issued 118,000 shares of Series A Preferred Stock at $2.00 per share. Since the issued Series A Preferred Stock is redeemable for cash at any time on and after January 31, 1997, the aggregate redemption price is considered to be a current liability.

                            RTI Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                 (Information as of March 31, 1996 and 1995, and
                  for the three months then ended is unaudited)


     (c) Weighted Average Number of Common Shares Outstanding
The computation of the weighted average number of common shares outstanding for the three month periods ended March 31, 1996 and 1995 considered the one for eight reverse stock split, and excluded outstanding preferred stock, options, and warrants, which were considered antidilutive.

     (d) Warrants
On November 29, 1995, the Company granted to Frellum Corporation (an affiliated party), in connection with a short-term credit line provided to the Company, a warrant for the purchase of 25,000 shares of common stock at the exercise price of $1.75 per share. The warrant, if not exercised, will expire on November 28, 1997.

     (e) Stock Options
The Company's 1987 stock option plan (the "Plan") authorizes the issuance of options for common stock until November 3, 1997. The options granted may be either incentive stock options which are exercisable one year or more from the date of grant or nonqualified stock options which may be exercisable immediately. Details of stock option transactions for the three month period ended March 31, 1996 under the Plan are as follows:

                                         Price per   Exercisable
                              Options      Share       Options
    ------------------------  ----------------------------------
    Outstanding at
      December 31, 1995         4,936   $4.00 - $7.76   3,686
    Granted                        --
    Exercised                      --
    Canceled                       --
                              --------
    Outstanding at
      March 31, 1996            4,936   $4.00 - $7.76   3,686
                              ========



9.   Other Income

     Other income of $591,580 in 1996 resulted primarily from a $580,000 settlement of prior environmental insurance claims.

                            RTI Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                 (Information as of March 31, 1996 and 1995, and
                  for the three months then ended is unaudited)

10.  Statement of Cash Flows

     Supplemental disclosures of cash flow information are as follows:

                                     Three months ended March 31,
                                       1996                1995

                                   -----------         -----------
        Interest paid                $ 62,497            $ 42,576
        Income taxes paid               5,499               4,985


The Company financed a purchase of Cobalt 60 amounting to approximately $314,000 in the first quarter of 1996.

Item 2.

Management's  Discussion and Analysis or Plan of Operation

     Reference is made to Item 6 - "Management's Discussion and Analysis or Plan of Operation" contained in the Company's Annual Report on Form l0-KSB for its fiscal year ended December 31, 1995 (the "1995 Form 10-KSB") for a discussion of the Company's financial condition as of December 31, 1995, including a discussion of the Company's anticipated liquidity and working capital requirements during 1996.

     Except for the historical information contained in this Item 2, the following discussion contains forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein, as well as in the 1995 Form 10-KSB, including Item 1 ("Description of Business") and Item 3 ("Legal Proceedings") thereof.


Comparison of Operations for the Three Month Periods Ended March 31, 1996 and
1995

     Net sales for the three months ended March 31, 1996 (the "1996 period") were $1,086,171, a decrease of 3% from net sales of $1,122,480 for the three months ended March 31, 1995 (the "1995 period"). Decreased net sales in the 1996 period were a result of reduced processing fees resulting from competitive pricing pressures.

     Cost of sales in the 1996 period increased 5% to $740,264 from $705,227 in the 1995 period. The increase was primarily due to increased Cobalt amortization as a result of Cobalt installations after the end of the 1995 period. Other direct processing costs such as plant labor increased slightly. As a result, the gross profit percentage in the 1996 period decreased to 32% from 37% in the 1995 period.

     Selling, general and administrative ("SG&A") expenses of $414,231 in the 1996 period increased 2% from $407,204 in the 1995 period. Certain SG&A expenses, such as executive salaries, were reduced in the 1996 period compared to the same expenses in the 1995 period, but were offset by increased legal expenses in the 1996 period resulting from the proposed sale of substantially all of the Company's assets to SteriGenics International.

     As a result of the foregoing, the loss from operations in the 1996 period was $68,324 as compared to income of $10,049 in the 1995 period.

     Investment income was $3,095 in the 1996 period as compared to $3,894 in the 1995 period, a result of lower amounts available for investing.

     Expenses of Rockaway Industrial Park - Parcel I decreased to $21,257 in the 1996 period as compared to $34,003 in the 1995 period. The decrease was due to lower maintenance and consultant costs incurred in the 1996 period.

     Environmental investigation and remediation expenses in the 1996 period of $480,000 were the result of a $460,000 increase in the Company's estimates of the costs to be incurred for groundwater remediation programs at the Rockaway, New Jersey site and a $20,000 increase in the Company's estimate for involvement at the Nascolite site (Note 3). No such increases occurred in the 1995 period.

     Other interest expense of $68,419 in the 1996 period increased by $10,034 over other interest expense in the 1995 period primarily due to the cost of financing Cobalt acquisitions after the 1995 period.

     Other income of $591,580 in the 1996 period was primarily a result of $580,000 from the settlement of prior environmental insurance claims and the resale of a small quantity of Cobalt 60 to a Cobalt supplier.

     As a result, the Company reported a net loss of $43,325 or $.04 per share in the 1996 period, as compared to a net loss of $78,445 or $.07 per share in the 1995 period.


Financial Condition

     At March 31, 1996, the Company had a working capital deficit of $988,521, as compared to a working capital deficit of $1,116,028 at December 31, 1995.
The working capital deficit decrease of $127,507 was primarily the result of $580,000 received from an insurance settlement of prior environmental claims, which was partially offset by the purchases of Cobalt 60 and other capital assets. The Company's ability to further improve its working capital position is dependent on increasing the current level of sales revenues or obtaining external financing. Also, Funds received in the 1996 period allowed the Company to repay its outstanding short-term credit line.

     As discussed in the 1995 Form 10KSB, the Company has entered into an Asset Acquisition Agreement ("Asset Sale") with SteriGenics International to sell substantially all of the Company's operating assets, subject to a number of conditions including shareholder approval and removal of Spill Act Liens obtained by the DEP. In April 1996, as a condition to releasing such liens, the DEP agreed to accept $575,000 as settlement of all outstanding claims asserted under ACO, as well as all claims which could be asserted for the period ending June 30, 1996. The Company does not currently have available funds to pay such settlement, but would fund such settlement with proceeds from the Asset Sale.

     The Company anticipates that no additional financing will be needed for ongoing operations, other than short-term borrowings under an existing $315,000 credit line, unless the Asset Sale is not consummated within the terms of the agreement. Based on current forecasts, management anticipates that sales revenues for each of the remaining quarters of 1996 will exceed sales revenues in the first quarter of 1996.

     In the 1996 period, the Company acquired additional Cobalt 60 under an existing lease agreement and for cash terms of sixty days. Other capital expenditures in the 1996 period included a warehouse addition at one facility and purchases of plant processing equipment.

     The Company's net cash provided by operating activities in the 1996 period was $699,119 as compared to $68,699 in the 1995 period. Cash provided by operations in the 1996 period increased primarily due to the receipt of $580,000 from an insurance settlement. Investing activities in the 1996 period used net cash of $306,097 primarily for the purchase of Cobalt 60, a warehouse expansion, and other plant processing equipment, as compared to net cash used of $5,514 in the 1995 period. Net cash used in financing activities in the 1996 period was $180,231 and resulted from a net payoff of $200,000 on the short-term credit line and $187,847 paid on existing long-term debt, offset by $236,000 received from the sale of Series A preferred stock, compared to net cash used of $67,870 in the 1995 period. The resulting net increase in cash and cash equivalents for the 1996 period was $212,791 as compared to a net decrease in cash and cash equivalents of $4,685 for the 1995 period.


Part II.  Other Information

Item 1.   Legal Proceedings.

          Reference is made to Item 3 - "Legal Proceedings - New Jersey Environmental Proceedings" contained in the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1995 for a discussion of the environmental proceedings relating to the Company's Rockaway, New Jersey property.

          As of March 31, 1996, the Company had accrued a total of $720,000 for New Jersey Department of Environmental Protection (the "DEP") billed expenditures for the period through January 20, 1995 and the Company's estimate of unbilled expenditures, which expenditures are in accordance with a 1992 Administrative Consent Order (the "ACO") between the DEP, the Company, and Thiokol Corporation. In April 1996, the DEP agreed to accept an aggregate payment of $575,000 in full satisfaction of all financial obligations of the Company accrued during the period ending June 30, 1996 under the ACO. The DEP also agreed, upon receipt of such payment, to initiate proceedings to remove its Spill Act lien on the Company's Rockaway property.

          The DEP also has agreed to permit the Company to expand its pilot study, utilizing the "Clean-Ox" hydrogen peroxide-based remedial system. Assuming positive conclusive test results from the expanded pilot test, the Company may petition the DEP for a change in the Remedial Action Work Plan under the 1995 Record of Decision.



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

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits
               --------

               27.  Financial Data Schedule

          (b)  Reports on Form 8-K
               -------------------

               No reports on Form 8-K were filed during the fiscal quarter with respect to which this report is filed.

                                   Signatures



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            RTI INC.




Date:   May 14, 1996                         /s/ Theo W. Muller
                                            -------------------------
                                            Theo W. Muller
                                             President





Date:   May 14, 1996                          /s/ R Stephen Maico
                                             -----------------------
                                             R. Stephen Maico
                                              Treasurer
                                              Principal Accounting and
                                               Financial Officer