Form 10KSB/A
period 1995-12-31
RTI INC
filed 1996-05-31
CIK 81699

U.S. Securities and Exchange Commission
                          Washington, D.C.  20549
                               FORM 10-KSB/A
                             (Amendment No. 1)
(Mark One)

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
Yes   X         No
   --------       --------

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

          In 1982, the New Jersey Department of Environmental Protection (the "NJDEP") commenced an action against the Company alleging violations of the New Jersey Spill Compensation and Control Act and the New Jersey Water Pollution Control Act with respect to the Company's Rockaway property. For further information concerning environmental matters related to the Rockaway property and the effects thereof on the Company's financial condition and results of operations, see Item 3 - "Legal Proceedings--New Jersey Environmental

Proceedings" and Item 6 - "Management's Discussion and Analysis or Plan of Operation". See also Item 3 - "Legal Proceedings--Nascolite Site" for information concerning environmental proceedings relating to a disposal site the Company is alleged to have shipped materials to during a period prior to 1982.

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

The Rockaway Facility
- ---------------------

          The Rockaway Facility is located in Rockaway Township, New Jersey on approximately 15 acres owned by the Company, and adjoins a 248 acre parcel also owned by the Company, all of which property (collectively, the "Rockaway property") was acquired from a predecessor of Morton Thiokol, Inc. ("Thiokol"). The Rockaway Facility, which was first licensed by the NRC in 1970, contains approximately 30,600 square feet of building space, which includes offices (including the Company's executive offices), irradiation facilities and a 13,000 square foot warehouse. Approximately 80 acres of the Rockaway property are zoned as an industrial area and the balance is zoned as a single family residential area. The Company has not paid taxes on a tax lot consisting of 201 acres of the Rockaway property in an amount, with interest and penalties, which aggregated approximately $153,000 as of December 31, 1995, and has been accrued by the Company in its financial statements. The failure to make such payment is non-recourse to the Company's remaining Rockaway property and other assets.

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
          2nd Quarter 1995               3-1/4          1-1/2
          3rd Quarter 1995               1-7/8          1-1/4
          4th Quarter 1995               4-7/8          1-11/16


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

          As a result of the foregoing, the loss from operations in 1995 was $425,270 as compared to a loss from operations of $535,976 in 1994.

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

Item 7.   Financial Statements.


                                Index to Financial Statements
                                -----------------------------
                                                                          Page
                                                                          ----
Report of Independent Certified Public Accountants                         15

Consolidated balance sheet:     December 31, 1995                          16

Consolidated financial statements for the years ended December 31:

        Statements of operations - 1995 and 1994                           17
        Statements of stockholders' equity - 1995 and 1994                 18
        Statements of cash flows - 1995 and 1994                           19
Notes to consolidated financial statements                                 20-31

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



                                                  BDO Seidman, LLP

Woodbridge, New Jersey

March 15, 1996

                                                RTI INC. AND SUBSIDIARIES

                                               CONSOLIDATED BALANCE SHEET
                                            ==================================



                                                                                   December 31,
                                                                                       1995
                                    ASSETS
                                    ------                                         ------------
Current:
  Cash and cash equivalents                                                          $ 77,631
  Accounts receivable, net of allowance for doubtful accounts of $10,000              562,811
  Prepaid expenses and other                                                           31,949
  Restricted deposits (Note 10)                                                        15,771
                                                                                   ------------

              TOTAL CURRENT ASSETS                                                    688,162
Property, plant, equipment and Cobalt 60, net of accumulated depreciation and
  amortization (Notes 2, 3, 4, 5, 7, 9 and 10)                                      7,006,886
Certificates of financial assurance - restricted (Note 11)                            150,000
Deferred financing costs (Note 5(a))                                                   36,960
                                                                                   ------------

                                                                                   $7,882,008
                                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Current:
  Current portion of long-term debt (Notes 4 and 5)                               $ 1,047,264
  Accounts payable                                                                    138,178
  Accrued expenses (Notes 7(a) and 10)                                                618,748
                                                                                   ------------

              TOTAL CURRENT LIABILITIES                                             1,804,190
Long-term debt, net of current portion and $44,000 discount (Notes 4 and 5)         2,024,050
Other liabilities (Notes 7(b) and 10)                                                 883,713
                                                                                   ------------

              TOTAL LIABILITIES                                                     4,711,953
                                                                                   ------------

Commitments and contingencies (Notes 3, 4, 6, 8, 9 and 10)
Stockholders' equity (Note 8):
  Preferred stock, $.05 par value - shares authorized 2,000,000; no shares
     issued and outstanding                                                                 -
  Common stock, $.08 par value - shares authorized 15,000,000; issued and
     outstanding 1,076,907                                                             86,153
  Additional paid-in capital                                                       16,013,851
  Deficit                                                                         (12,929,949)
                                                                                   ------------

              TOTAL STOCKHOLDERS' EQUITY                                            3,170,055
                                                                                   ------------

                                                                                  $ 7,882,008
                                                                                   ============


        See accompanying notes to consolidated financial statements.

                                               RTI INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                        =======================================


                                                                              Year ended                Year ended
                                                                              December 31,              December 31,
                                                                                 1995                      1994
                                                                             --------------            --------------

Net sales (Note 13)                                                              $4,352,027                $4,492,630
Cost of sales                                                                     2,921,752                 2,438,222
                                                                             --------------            --------------

          GROSS PROFIT                                                            1,430,275                 2,054,408

Operating expenses:
  Selling, general and administrative expenses                                    1,556,450                 1,770,348
  Expenses of Salem facility, including interest expense of $54,242
     (Note 4)                                                                             -                   156,138
  Expenses of Rockaway Industrial Park - Parcel I, including interest
     expense of $22,000 in both years (Notes 3 and 5(c))                             75,505                    94,235
  Loss on abandonment of building and equipment in Rockaway Industrial
     Park - Parcel I (Note 3)                                                             -                   374,530
  Environmental investigation, remediation and related legal expenses
     (Note 10)                                                                      223,590                   195,133
                                                                             --------------            --------------

          LOSS FROM OPERATIONS                                                     (425,270)                 (535,976)
Other income (expense):
  Investment income                                                                   9,776                    18,419
  Other interest expense                                                           (259,968)                 (106,381)
  Other income (Note 6)                                                             150,819                       810
                                                                             --------------            --------------

                                                                                 $ (524,643)               $ (623,128)
                                                                             ==============            ==============
          NET LOSS

                                                                                $      (.49)               $     (.58)
                                                                             ==============            ==============
Net loss per share

                                                                                  1,077,077                 1,077,185
                                                                             ==============            ==============

Weighted average number of common shares outstanding









        See accompanying notes to consolidated financial statements.
                                     17

                                               RTI INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                     (NOTE 8)
                               ================================================





                                                     Common stock
                                             -------------------------     Additional
                                               Number of                    paid-in
                                                shares         Amount       capital          Deficit           Total
                                             ----------      ---------   -------------   --------------     ------------
BALANCE, JANUARY 1, 1994                      1,077,064       $86,165     $16,014,413     $(11,782,178)      $4,318,400

Exercise of stock options                           125            10             209                -              219

Net loss                                              -             -               -         (623,128)        (623,128)
                                             ----------      ---------   -------------   --------------     ------------

BALANCE, DECEMBER 31, 1994                    1,077,189        86,175      16,014,622      (12,405,306)       3,695,491

Purchase of partial shares                         (282)          (22)           (771)               -             (793)

Net loss                                              -             -               -         (524,643)        (524,643)
                                             ----------      ---------   -------------   --------------     ------------
                                              1,076,907       $86,153     $16,013,851     $(12,929,949)      $3,170,055
                                             ==========      =========   =============   ==============     ============
BALANCE, DECEMBER 31, 1995



        See accompanying notes to consolidated financial statements.
                                     18

                                                RTI INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (NOTE 14)
                                        =======================================


                                                RTI INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 14)


                                                                                   Year ended             Year ended
                                                                                  December 31,            December 31,
                                                                                     1995                     1994
                                                                                 -------------            ------------
Cash flows from operating activities:
  Net loss                                                                       $ (524,643)                $(623,128)
                                                                                 -------------            ------------
  Adjustments to reconcile net loss to net cash provided by operating activities:
       Depreciation and amortization                                                865,689                   682,950
       Loss on abandonment of building and equipment in Rockaway
          Industrial Park - Parcel I                                                      -                   374,530
       Recovery of losses on accounts receivable                                          -                    (2,600)
       Discount of note payable                                                      22,000                    22,000
       (Increase) decrease in:
          Accounts receivable                                                       (21,061)                   (5,661)
          Certificate of financial assurance - restricted                                 -                   (75,000)
          Prepaid expenses and other                                                 83,290                    23,742
          Restricted deposits                                                        23,257                    78,587
       Increase (decrease) in:
          Accounts payable                                                          (96,994)                  (34,740)
          Accrued expenses                                                           94,869                   (36,203)
                                                                                     47,203                   (67,848)
                                                                                 -------------            ------------
          Other liabilities
            TOTAL ADJUSTMENTS                                                     1,018,253                   959,757
                                                                                 -------------            ------------

            NET CASH PROVIDED BY OPERATING ACTIVITIES                               493,610                   336,629
                                                                                 -------------            ------------

Cash flows from investing activities:
  Purchases of fixed assets                                                         (93,426)                 (167,259)
  Decrease in short-term investments                                                      -                   275,801
                                                                                 -------------            ------------

            NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                     (93,426)                  108,542
                                                                                 -------------            ------------

Cash flows from financing activities:
  Proceeds from notes payable                                                       200,000                   100,000
  Payments for deferred finance costs                                                     -                   (60,548)
  Payments on long-term debt                                                       (693,958)                 (692,065)
  Proceeds from exercise of stock options                                                 -                       219
  Payments for partial shares of common stock                                          (793)                        -
                                                                                 -------------            ------------

            NET CASH USED IN FINANCING ACTIVITIES                                  (494,751)                 (652,394)
                                                                                 -------------            ------------

Net decrease in cash and cash equivalents                                           (94,567)                 (207,223)
Cash and cash equivalents, beginning of year                                        172,198                   379,421
                                                                                 -------------            ------------
                                                                                  $  77,631                  $172,198
                                                                                 =============            ============
Cash and cash equivalents, end of year



        See accompanying notes to consolidated financial statements.
                                     19

                         RTI INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL
                                 STATEMENTS
                    ====================================



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

                         RTI INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL
                                 STATEMENTS
                     ====================================



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

                         RTI INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ==========================================




NOTE 1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
- ----------------------------------------------------------------


Effect of New Accounting Pronouncements
- ---------------------------------------

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company has not completed its analysis of this pronouncement and, thus, the impact on the Company's results of operations and financial condition has not been determined. In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation." The Company is currently studying SFAS No. 123, but does not currently plan to adopt the fair value based method of accounting for stock options or similar equity instruments. Accordingly, the adoption of SFAS No. 123 is not expected to impact the Company's results of operation or financial condition.


NOTE 2 - PROPERTY, PLANT, EQUIPMENT AND COBALT 60
- -------------------------------------------------

Property, plant, equipment and Cobalt 60 consist of the following at December 31, 1995:


      Land and improvements                                    $   392,477

      Buildings and improvements                                 3,054,025

      Furniture and fixtures                                       157,477
                                                                 2,275,464
                                                              ---------------
      Machinery and equipment
                                                                 5,879,443
                                                                 3,227,195
                                                              ---------------
      Less:  Accumulated depreciation and amortization
                                                                 2,652,248
                                                              ---------------
      Cobalt 60                                                  9,367,832

                                                                 5,013,194
                                                              ---------------
      Less:  Accumulated amortization
                                                                 4,354,638
                                                              ---------------
                                                                $7,006,886
                                                              ===============
                  TOTAL



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

                         RTI INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ==========================================



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
                                                                    ------------

                                                                     $2,024,050
                                                                    ============
               TOTAL LONG-TERM DEBT


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

                         RTI INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL
                                 STATEMENTS
                  ==========================================



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

(c)  In connection with the Company's settlement of certain litigation (see
     Note 10), New Jersey Economic Development Authority (the "Authority") bonds were cancelled, the owner thereof acquired from the Authority the Company's note in an amount equal to the cancelled bonds and such owner agreed to suspend, for a period of five years, the Company's obligation to make principal and interest payments. As a result, a $287,000 obligation was discounted by $110,000 to $177,000 at December 31, 1992. The resulting credit from this discounting was applied to reduce the Company's net environmental clean up expense. The debt will be increased annually by $22,000 and charged as interest expense (non-cash) during the five year period the Company is not obligated to make principal and interest payments. Commencing
     January 1, 1998, the note will bear interest at a rate of 10.61% per annum and principal payments will be made in annual installments of $41,000 through January 1, 2004.

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

                         RTI INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ==========================================



NOTE 5 - LONG-TERM DEBT (continued)
- -----------------------

Principal amounts due in connection with long-term debt for each of the five years subsequent to December 31, 1995 are as follows:

                    1996           $1,047,264
                    1997              782,019
                    1998              570,426

                    1999              457,916
                    2000               45,887
                    Thereafter        211,802
                                   ------------
                                   $3,115,314
                                   ============



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


NOTE 7 - ACCRUED EXPENSES AND OTHER LIABILITIES
- -----------------------------------------------

(a)  Accrued expenses consist of the following at December 31, 1995:

         Property taxes                                      $200,091

         Remedial investigation and environmental
           cleanup costs (Note 10)                            179,987
         Payroll and related costs                            104,681

         Professional fees                                     64,482
         Other                                                 69,507
                                                           --------------
                TOTAL                                        $618,748
                                                           ==============


(b) Other liabilities consists of $883,713 relating to the non-current portion of remedial investigation and environmental cleanup costs (see
     Note 10).

                         RTI INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ==========================================



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



                                                               Exercise price
                                                  Options        per share        Exercisable
                                                ----------    ----------------   ------------

   OUTSTANDING, DECEMBER 1, 1993                   5,250        $1.76 - 7.76         2,062
                                                                                 ============
   Cancelled                                        (500)        6.48 - 7.76

   Exercised                                        (125)               1.76
                                                ----------    ----------------

   OUTSTANDING, DECEMBER 31, 1994                  4,625         6.48 - 7.76         3,208
                                                                                 ============

   Granted                                         1,250                4.00

   Cancelled                                        (939)        6.48 - 7.76
                                                ----------    ----------------

                                                   4,936        $4.00 - 7.76         3,686
   OUTSTANDING, DECEMBER 31, 1995
                                                ==========    ================   ============


NOTE 9 - LEASE COMMITMENTS
- --------------------------

The Company leases the land for its Salem irradiation processing facility under a long-term lease (see Note 4). The initial 20-year term of the lease commenced in December 1984. The lease requires the Company to pay the principal and interest on the City of Salem Municipal Port Authority, Port Development Revenue Bonds (see Note 5(a)), and rent aggregating $317,000 for the entire initial term of the lease, all of which rent was prepaid as of December 31, 1986. The prepaid rent was charged to operations in 1988. The building and fixed assets located on this land become the property of the City of Salem Municipal Port Authority at the end of the lease. The lease contains a provision for negotiation for renewal for an additional ten-year period.

                         RTI INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ==========================================



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

                         RTI INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ==========================================



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

Environmental accruals at December 31, 1995 are:

                         RTI INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ==========================================


                Current:
                        ACO (restricted)                        $ 15,771
                        ACO II, current portion                   164,216
                                                                ---------
                                                                 179,987
                Long-term:
                        ACO II, net of current portion           544,395
                        Groundwater remediation                 309,318
                        Nascolite site                            30,000
                                                              ----------
                             Total                            $1,063,700
                                                              ==========

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

                         RTI INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ==========================================



NOTE 14 - STATEMENTS OF CASH FLOWS
- ----------------------------------

Supplemental disclosures of cash flow information are as follows:

                                      1995       1994
                                 ---------- ----------
            Interest paid         $283,000   $162,000
                                 ========== ==========



The Company financed purchases of Cobalt 60 amounting to approximately $914,000 and $588,000 in 1995 and 1994, respectively.

NOTE 15 - SUBSEQUENT EVENTS
- ---------------------------

a) Proposed Transactions With SteriGenics
   --------------------------------------

   On February 26, 1996, the Company entered into an asset acquisition agreement (the "Acquisition Agreement") with SteriGenics International ("SteriGenics"). Pursuant to the Acquisition Agreement, the Company will
   (a) sell to SteriGenics substantially all of the assets (the "Purchased Assets") of the Company (other than cash items and the Company's facilities and real estate in Rockaway, New Jersey) and SteriGenics will assume the stated liabilities ("Assumed Liabilities") of the Company (other than liabilities associated with the Rockaway property) for a purchase price equal to $18,000, plus the book value of the Purchased Assets, minus the book value of the Assumed Liabilities, and (b) net lease to SteriGenics that portion of the Rockaway property on which the Rockaway Facility is located for six years at an annual rent sufficient to yield to the Company approximately an 8% return on the book value of the assets being leased, with a five-year renewal option, as well as, a purchase option. Book values are to be determined in accordance with generally accepted accounting principles.

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

                         RTI INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ==========================================



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

                         RTI INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ==========================================



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

b) Insurance Claim Settlement
   --------------------------

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

                                                Number of Shares        Percent
Name and Address of Owner                       of Common Stock         of Class
- -------------------------                       ----------------        --------

Theo W. Muller                                       143,393(a)          13.0%
 20 Peach Hill Road
 Darien, Connecticut 06820

John N. Scandalios                                    62,500              5.8%
 46 Shrewsbury Drive
 Rumson, New Jersey 07760

Sanders Davies                                         1,500               *

C.W. McMillan                                             52                *

George M. Whitmore, Jr.                                3,125              0.3%
All directors and executive                          149,016(b)          13.7%
 officers, as a group

- ---------------
* Represents less than 0.1% of the issued and outstanding shares of Common Stock.

(a) Consists of (i) 118,393 shares owned by Theo W. Muller and (ii) 25,000 shares issuable at $1.75 per share upon exercise of a warrant issued to Frellum (see Item 12 - "Certain Relationships and Related
     Transactions").

(b) Consists of (i) 1,500 shares owned by an individual retirement account of Sanders Davies, 52 shares owned by C.W. McMillan, 118,393 shares owned by Theo W. Muller, and 3,125 shares owned by George M. Whitmore, Jr., directors of the Company, (ii) 25,000 shares issuable at $1.75 per share upon exercise of a warrant issued to Frellum, and (iii) 937 shares issuable at $6.50 per share upon exercise of incentive options granted to R. Stephen Maico under the 1987 Plan.

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

     3.1 (a) Certificate of Incorporation, as filed by the New York Department of State on August 27, 1968. (1)

          (b) Certificate of Amendment of Certificate of Incorporation, as filed by the New York Department of State on December 18, 1968. (1)

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

          (d) Certificate of Amendment of Certificate of Incorporation, as filed by the New York Department of State on October 15, 1971. (1)

          (e) Certificate of Amendment of Certificate of Incorporation, as filed by the New York Department of State on July 9, 1983. (1)

          (f) Certificate of Amendment to Certificate of Incorporation, as filed by the New York Department of State on June 6, 1988. (3)

          (g) Certificate of Merger of Process Technology (NC), Inc. into RTI Inc., as filed by the New York Department of State on December 20, 1991. (11)

          (h) Certificate of Amendment to Certificate of Incorporation, as filed by the New York Department of State on May 25, 1995. (15)

          (i) Certificate of Amendment to Certificate of Incorporation, as filed by the New York Department of State on February 27, 1996. (16)

     3.2  By-laws.  (14)

  4. Instruments defining the rights of security holders, including indentures.

     4.1  Form of Common Stock certificate.  (1)

     4.2  Form of Preferred Stock certificate.  (16)

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

     10.6 Agreement, made as of October 1, 1993, between Amersham
          International plc and RTI Inc.  (13)

     10.7 Invoice, dated September 27, 1994, from Nordion International Inc. to RTI Inc., with related agreement. (14)

     10.8 (a) Credit Agreement, dated November 29, 1995, between RTI Inc. and Frellum Corporation. (16)

          (b) Revolving Credit Note, dated November 29, 1995, in the principal amount of $250,000 from RTI Inc. to Frellum
          Corporation.  (16)

          (c) Amendment to Credit Agreement and Revolving Credit Note, dated February 2, 1996, between RTI Inc. and Frellum Corporation.
          (16)

          (d) Amendment to Revolving Credit Note, dated March 25, 1996, between RTI Inc. and Frellum Corporation. (16)

          (e) Security Agreement, dated November 29, 1995, between RTI Inc. and Frellum Corporation. (16)

          (f) Warrant Agreement, dated November 29, 1995, between RTI Inc. and Frellum Corporation. (16)

          (g) Warrant Certificate for 25,000 shares of RTI Common Stock issued to Frellum Corporation on November 29, 1995. (16)

     10.9 (a) Asset Acquisition Agreement, dated as of February 26, 1996, between SteriGenics International and RTI Inc. (16)

          (b) Option Agreement, dated as of February 26, 1996, between SteriGenics International and RTI Inc. (16)

          (c) Series A Preferred Stock Purchase Agreement, dated as of February 26, 1996, between SteriGenics International and RTI Inc.
          (16)

          (d) Form of Escrow Agreement among SteriGenics International, RTI Inc. and the Escrow Agent named therein. (16)

          (e) Form of Lease Agreement between SteriGenics International and RTI Inc. (16)

          (f) Voting Agreement, dated as of February 26, 1996, between SteriGenics International and Theo W. Muller. (16)

          (g) Form of Voting Agreement between SteriGenics International and certain shareholders of RTI Inc. (16)

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

     (16) Incorporated by reference; filed as an Exhibit to the Company's Annual Report on Form
     10-KSB for its fiscal year ended December 31, 1995.

     (b)  Reports on Form 8-K.  No report on Form 8-K was filed by the
          -------------------
Company during the fourth quarter of its fiscal year ended December 31, 1995.

                      --------------------------------

                                 SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 31, 1996
                                 RTI INC.

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

Dated: May 31, 1996    SANDERS DAVIES
                       ----------------------------------
                         Sanders Davies, Director

       May 31, 1996    C.W. McMILLAN
                       ----------------------------------
                         C. W. McMillan, Director

       May 31, 1996    THEO W. MULLER
                       ----------------------------------
                         Theo W. Muller, Director

       May 31, 1996    GEORGE M. WHITMORE, JR.
                       ----------------------------------
                         George M. Whitmore, Jr., Director

       May 31, 1996  R. STEPHEN MAICO
                    ----------------------------------
                    R. Stephen Maico, Controller
                     (Principal Financial and
                      Accounting Officer)