Form 10QSB/A
period 1996-03-31
RTI INC
filed 1996-05-31
CIK 81699

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549


                               FORM 10-QSB/A
                             (Amendment No. 1)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                                       --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934 FOR THE TRANSITION PERIOD FROM ______ TO _____


                      Commission file number  0-5887
                                             --------


                                  RTI INC.
                                  --------
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
    Yes  x     No
        ----      ----


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               MAY 2, 1996  -  1,076,883  shares of common stock
               -----------     ---------


    Transitional Small Business Disclosure Form    Yes     No  x
                                                       ---    ---

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS                   RTI INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS

                                                                                         March 31,      December 31,
                                                                                           1996             1995
Assets                                                                                  (unaudited)
- --------------------------------------------------------------                          -----------     ---------

CURRENT:
  Cash and cash equivalents                                                           $  290,422       $   77,631
  Accounts receivable, net of allowance for doubtful accounts of
    $10,000 in 1996 and 1995                                                             566,264          562,811
  Prepaid expenses and other                                                              50,545           31,949
  Restricted deposits                                                                     15,771           15,771
                                                                                      ----------       ----------
        TOTAL CURRENT ASSETS                                                             923,002          688,162
  Property, plant, equipment and Cobalt 60, net of accumulated
    depreciation and amortization                                                      7,374,520        7,006,886
  Certificates of financial assurance - restricted                                                        150,000
    150,000
  Deferred financing costs                                                                33,828           36,960
                                                                                      ----------       ----------
        TOTAL ASSETS                                                                  $8,481,350       $7,882,008
                                                                                      ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------------------------

CURRENT:
  Current portion of long-term debt (Note 5 )                                        $   851,973      $ 1,047,264
  Accounts payable                                                                       193,534          138,178
  Accrued expenses (Note 4)                                                              630,016          618,748
  Current portion of redeemable preferred stock, Series A (Note 8(b))                    236,000             --
                                                                                     -----------      -----------
        TOTAL CURRENT LIABILITIES                                                      1,911,523        1,804,190
  Long-term debt, net of current portion and discount
    of $38,500 and $44,000 (Note 5)                                                    2,107,769        2,024,050
  Preferred stock, $.05 par value, Series A, shares authorized 200,000;
    issued and outstanding, 118,000, net of current portion (Note 8(b))                                      --
  --
  Other liabilities (Note 6)                                                           1,335,383          883,713
                                                                                     -----------      -----------
        TOTAL LIABILITIES                                                            $ 5,354,675      $ 4,711,953
                                                                                     ===========      ===========

  Commitments and contingencies (Notes 2,3,4,5,6 and 8)

STOCKHOLDERS' EQUITY (NOTE 8):
  Preferred stock, $.05 par value - shares authorized 2,000,000;
    issued and outstanding, 118,000 Series A                                           $      --      $       --
  Common stock, $.08 par value - shares authorized 15,000,000;
    issued and outstanding, 1,076,887                                                     86,151           86,153
  Additional paid-in capital                                                          16,013,798       16,013,851
  Deficit                                                                            (12,973,274)     (12,929,949)
                                                                                    ------------     ------------
        TOTAL STOCKHOLDERS' EQUITY                                                   $ 3,126,675      $ 3,170,055

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 8,481,350      $ 7,882,008

                                                                                     ===========      ===========

See accompanying notes to consolidated financial statements.

                         RTI INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (unaudited)



                                                                     THREE MONTHS ENDED MARCH 31,
                                                                        1996            1995
                                                                      --------        --------


NET SALES                                                             $1,086,171      $1,122,480
COST OF SALES                                                            740,264         705,227
                                                                      ----------      ----------

        GROSS PROFIT                                                     345,907         417,253

OPERATING EXPENSES:

  Selling, general and administrative expenses                           414,231         407,204
  Expenses of Rockaway Industrial Park - Parcel I,
    including interest expense of $5,500 in 1996 and
    1995 (Notes 2 and 3)                                                  21,257          34,003
  Environmental investigation and remediation (Note 3)                   480,000            --
                                                                      ----------    ------------


LOSS FROM OPERATIONS                                                    (569,581)        (23,954)

OTHER INCOME (EXPENSE):
  Investment income, net                                                   3,095           3,894
  Other interest expense (Note 7)                                        (68,419)        (58,385)
  Other income (Note 9)                                                  591,580            --
                                                                     -----------    ------------

        NET LOSS                                                      $  (43,325)     $  (78,445)
                                                                      ===========     ===========


        NET LOSS PER SHARE                                             $    (.04)       $   (.07)
                                                                      ===========     ===========
        WEIGHTED AVERAGE NUMBER OF COMMON
          SHARES OUTSTANDING (NOTE 8(C))                              $1,076,887      $1,077,185
                                                                      ==========      ==========





         See accompanying notes to consolidated financial statements.

                         RTI Inc. and Subsidiaries
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)
                                ( Note 10 )



                                                                       THREE MONTHS ENDED MARCH 31,
                                                                          1996            1995
                                                                        --------        --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              $(43,325)      $(78,445)
                                                                        ---------      ---------
  Adjustments to reconcile net loss to net cash provided by
    operating activities:

        Depreciation and amortization                                    209,237        210,458
        Discount of note payable                                           5,500          5,500
        (Increase) decrease in:
          Accounts receivable                                             (3,453)        21,187
          Prepaid expenses and other                                     (15,464)        27,022
          Restricted deposits                                               --           23,257
        Increase (decrease) in:
          Accounts payable                                                55,356        (68,062)
          Accrued expenses                                                11,268        (72,218)
          Other liabilities                                              480,000           --
                                                                         -------      ---------

        TOTAL ADJUSTMENTS                                                742,444        147,144
                                                                         -------       --------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                        699,119         68,699
                                                                        --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets                                             (306,097)        (5,514)
                                                                        ---------      ---------

        NET CASH USED IN INVESTING ACTIVITIES                           (306,097)        (5,514)
                                                                        ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on short-term borrowings                                     (200,000)          --
  Payments on long-term debt                                            (187,847)       (32,870)
  Payments on other liabilities                                          (28,329)       (35,000)
  Proceeds from sale of preferred stock (Note 8(b))                      236,000           --
  Payments for fractional shares of common stock (Note 8(a))                 (55)          --
                                                                        --------       --------

        NET CASH USED IN FINANCING ACTIVITIES                           (180,231)       (67,870)

  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   212,791         (4,685)
  CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            77,631        172,198
                                                                        --------       --------
  CASH AND CASH EQUIVALENTS, END OF QUARTER                             $290,422      $ 167,513
                                                                        ========      =========


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

2.   ROCKAWAY INDUSTRIAL PARK

     The Company owns a 248 acre parcel of land ("Parcel I") in Rockaway, New Jersey, that is contiguous to the 15 acre operating parcel that is the site of one of its irradiation processing facilities ("Parcel II" and, with Parcel I, the "Rockaway Industrial Park"). Since 1985, the Company has been seeking a buyer for Parcel I. However, the Company's ability sell Parcel I is impaired until the completion of an environmental cleanup and remediation program (Note 3), and its ability to recover its net investment in Parcel I is impaired by liabilities accruing from outstanding property taxes on approximately 222 acres of Parcel I for the years 1993, 1994, 1995, and 1996, which have been accrued in the financial statements.

3.   ENVIRONMENTAL INVESTIGATION AND REMEDIATION

     As a result of engineering tests that commenced in 1981, the New Jersey Department of Environmental Protection (the "DEP") issued a directive in 1986 ordering a remedial investigation and feasibility study (the "Study") designed to determine the nature and extent of contamination on the Rockaway Industrial Park property. The Company agreed to pay the costs of the Study and entered into an Administrative Consent Order with the DEP. In 1989, the DEP issued a Second Directive to pay for an additional environmental study and DEP oversight costs. In 1993, the Company entered into an Administrative Consent Order ("ACO") with the DEP. Cost reimbursement to the DEP under the ACO includes applicable DEP expenditures beginning July 1, 1982 and future DEP oversight costs. At March 31, 1996, the total accrued for reimbursement due the DEP under the ACO was $720,306, which consisted of outstanding billed DEP expenditures for the period July 1, 1982 to January 20, 1995, and estimated unbilled DEP expenditures (Notes 4 and 6). In April 1996 the DEP agreed to accept an aggregate payment of $575,000 as settlement of all outstanding claims asserted under ACO, as well as all claims which could be asserted for the period ending June 30, 1996.

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

        Environmental accruals at March 31, 1996 are:

                Current:
                        1983 Consent Order (restricted)      $    15,771
                        ACO, current portion                     160,140
                                                               ---------
                                                                 175,911

                Long-term:
                        ACO, net of current portion              544,395
                        Groundwater remediation                  740,988
                        Nascolite site                            50,000
                                                              ----------
                                                               1,335,383
                                                              ----------
                             Total                            $1,511,294
                                                              ==========

4.      ACCRUED EXPENSES

        Accrued expenses consist of the following at March 31, 1996:

                Property taxes (Note 2)
                                                               $ 216,366
                Current portion of remedial investigation
                and environmental cleanup costs (Note 3)         175,911
                Professional fees and other                      152,926
                Payroll and related costs                         54,980
                Interest expense                                  29,833
                                                               ---------
                        Total                                  $ 630,016
                                                               =========

5.      LONG-TERM DEBT

        Long-term debt, net of discount of $38,500, consist of the following at March 31, 1996:

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

8.   STOCKHOLDERS' EQUITY

     (a) Common Stock Authorized, Issued and Outstanding - Effective May 25, 1995, the Company's Certificate of Incorporation was amended to effect a one for eight reverse stock split of the common stock. The outstanding common stock at March 31, 1996 was an estimate (since fractional shares were not issuable) based on the actual number of shares converted one for eight and the remaining shares to be converted.

     (b) Preferred Stock Authorized, Issued and Outstanding - Effective May 25, 1995, the Company's Certificate of Incorporation was amended to authorize 2,000,000 shares of preferred stock. Effective February 27, 1996 the Company's Certificate of Incorporation was amended to designate 200,000 of such shares as Series A Preferred Stock and to establish the relative rights, preferences, and limitations, of the Series A Preferred Stock, which include:

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

     On March 4, 1996, the Company issued 118,000 shares of Series A Preferred Stock at $2.00 per share. Since the issued Series A Preferred Stock is redeemable, at the holder's option, for cash at any time on and after January 31, 1997, the aggregate redemption price is considered to be a current liability.

     (c) Weighted Average Number of Common Shares Outstanding - The computation of the weighted average number of common shares outstanding for the three month periods ended March 31, 1996 and 1995 considered the one for eight reverse stock split, and excluded outstanding preferred stock, options, and warrants, which were considered antidilutive.

     (d) Warrants - On November 29, 1995, the Company granted to Frellum Corporation (an affiliated party), in connection with a short-term credit line provided to the Company, a warrant for the purchase of 25,000 shares of common stock at the exercise price of $1.75 per share. The warrant, if not exercised, will expire on November 28, 1997.

     (e) Stock Options - The Company's 1987 stock option plan (the "Plan") authorizes the issuance of options for common stock until November 3, 1997. The options granted may be either incentive stock options which are exercisable one year or more from the date of grant or nonqualified stock options which may be exercisable immediately. Details of stock option transactions for the three month period ended March 31, 1996 under the Plan are as follows:


                                                         Price per  Exercisable
                                            Options        Share     Options
                                            -------      ---------  -----------

    Outstanding at December 31, 1995          4,936      $4.00 - $7.76  3,686
    Granted                                     --
    Exercised                                   --
    Canceled                                    --
                                             ------
    Outstanding at March 31, 1996             4,936      $4.00 - $7.76  3,686
                                             ======

                         RTI INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (Information as of March 31, 1996 and 1995, and
                for the three months then ended is unaudited)

 9.  OTHER INCOME

     Other income of $591,580 in 1996 resulted primarily from a $580,000 settlement of prior environmental insurance claims.

10.  Statement of Cash Flows

     Supplemental disclosures of cash flow information are as follows:

                                   Three months ended March 31,
                                     1996               1995
                                    -------            -------

        Interest paid               $62,497            $42,576
        Income taxes paid             5,499              4,985

     The Company financed a purchase of Cobalt 60 amounting to approximately $314,000 in the first quarter of 1996.

                  ---------------------------------------


ITEM 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     Reference is made to Item 6 - "Management's Discussion and Analysis or Plan of Operation" contained in the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1995 (the "1995 Form 10-KSB") for a discussion of the Company's financial condition as of December 31, 1995, including a discussion of the Company's anticipated liquidity and working capital requirements during 1996.

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

     As a result of the foregoing, the loss from operations in the 1996 period was $569,581 as compared to a loss from operations of $23,954 in the 1995 period.

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

     As discussed in the 1995 Form 10-KSB, the Company has entered into an Asset Acquisition Agreement ("Asset Sale") with SteriGenics International to sell substantially all of the Company's operating assets, subject to a number of conditions including shareholder approval and removal of Spill Act Liens obtained by the DEP. In April 1996, as a condition to releasing such liens, the DEP agreed to accept $575,000 as settlement of all outstanding claims asserted under ACO, as well as all claims which could be asserted for the period ending June 30, 1996. The Company does not currently have available funds to pay such settlement, but would fund such settlement with proceeds from the Asset Sale.

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

                         RTI INC.


Date:   May 31, 1996                           THEO W. MULLER
                                             -------------------------
                                             Theo W. Muller
                                             President

Date:   May 31, 1996                           R. STEPHEN MAICO
                                             -----------------------
                                             R. Stephen Maico
                                             Treasurer
                                             Principal Accounting and
                                              Financial Officer