Form 10QSB
period 1996-06-30
RTI INC
filed 1996-08-08
CIK 81699

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549


                           FORM 10-QSB

__
X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1996
__
__ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934 FOR THE TRANSITION PERIOD FROM ____________
TO ____________


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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
        July 31, 1996     -   1,101,359   shares of common stock

    Transitional Small Business Disclosure Form    Yes     No  x

      Part I.  Financial Information
      Item I.  Financial Statements






                            RTI Inc. and Subsidiaries
                           Consolidated Balance Sheets





                                                       June 30,  December 31,
                                                         1996          1995
         Assets                                       (unaudited)
         -----------------------------------------   -----------   -----------

         Current:
           Cash and cash equivalents                  $   27,190   $   77,631
           Accounts receivable, net of allowance
            for doubtful accounts of $10,000
            in 1996 and 1995                             645,768      562,811
           Prepaid expenses and other                     51,382       31,949
           Restricted deposits                            15,771       15,771
                                                      ----------   ----------
                  Total current assets                   740,111      688,162


         Property, plant, equipment and Cobalt 60,
          net of accumulated depreciation and
          amortization                                 7,203,968    7,006,886

         Certificates of financial assurance -
          restricted                                     150,000      150,000

         Deferred financing costs                         30,696       36,960

         Other assets (Note 10)                           82,106           --
                                                      ----------   ----------

                  Total assets                        $8,206,881   $7,882,008
                                                      ==========   ==========








       See accompanying notes to consolidated financial statements.

                            RTI Inc. and Subsidiaries
                           Consolidated Balance Sheets



                                                       June 30,   December 31,
                                                         1996         1995
         Liabilities and Stockholders' Equity         (unaudited)
         -----------------------------------------   -----------  -----------
         Current:
           Current portion of long-term debt
            (Note 5)                                 $   961,981  $ 1,047,264
           Accounts payable                              186,331      138,178
           Accrued expenses (Note 4)                     541,300      618,748
           Current portion of redeemable
            preferred stock, Series A (Note 8(b))        236,000           --
                                                     -----------  -----------
                  Total current liabilities            1,925,612    1,804,190

         Long-term debt, net of current portion
          and discount of $33,000 and $44,000
          (Note 5)                                     1,957,258    2,024,050
         Preferred stock, $.05 par value,
          Series A, shares authorized 200,000;
          issued and outstanding, 118,000,
          net of current portion (Note 8(b))                  --           --
         Other liabilities (Note 6)                    1,178,957      883,713
                                                     -----------  -----------
                  Total liabilities                    5,061,827    4,711,953
                                                     -----------  -----------
         Commitments and contingencies
          (Notes 2,3,4,5,6 and 8)

         Stockholders' equity (Note 8):
          Preferred stock, $.05 par value -
           shares authorized 2,000,000;
           issued and outstanding, 118,000 Series A           --           --
          Common stock, $.08 par value -
           shares authorized 15,000,000;
           issued and outstanding, 1,101,359              88,109       86,153
          Additional paid-in capital                  16,054,089   16,013,851
          Deficit                                    (12,997,144) (12,929,949)
                                                     -----------  -----------
                  Total stockholders' equity           3,145,054    3,170,055
                                                     -----------  -----------
                  Total liabilities and
                   stockholders' equity              $ 8,206,881  $ 7,882,008
                                                     ===========  ===========




         See accompanying notes to consolidated financial statements.

                           RTI Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)






                                               Three Months Ended June 30,
                                                     1996          1995
                                                  ----------    ----------
         Net sales                                $1,226,521    $1,034,310
         Cost of sales                               769,591       722,038
                                                  ----------    ----------

               Gross profit                          456,930       312,272

         Operating expenses:
           Selling, general and
            administrative expenses                  400,982       419,144
           Expenses of Rockaway Industrial
            Park - Parcel I, including
            interest expense of $5,500
            in 1996 and 1995 (Note 2)                 26,353        24,074
                                                  ----------    ----------

         Income (loss) from operations                29,595      (130,946)

         Other income (expense):
           Investment income, net                      2,836         2,700
           Other interest expense (Note 7)           (59,051)      (71,302)
           Other income (Note 9)                       2,750         1,200
                                                  ----------    ----------

         Net loss                                 $  (23,870)   $ (198,348)
                                                  ==========    ==========

         Net loss per share                       $     (.02)   $     (.18)
                                                  ==========    ==========
         Weighted average number of common
          shares outstanding (Note 8(c))           1,085,427     1,072,688
                                                  ==========    ==========









         See accompanying notes to consolidated financial statements.

                            RTI Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)






                                                  Six Months Ended June 30,
                                                     1996          1995
                                                  ----------    ----------
         Net sales                                $2,312,692    $2,156,790
         Cost of sales                             1,509,855     1,427,265
                                                  ----------    ----------

               Gross profit                          802,837       729,525

         Operating expenses:
           Selling, general and
            administrative expenses                  815,213       826,348
           Expenses of Rockaway Industrial
            Park - Parcel I, including
            interest expense of $11,000
            in 1996 and 1995 (Note 2)                 47,610        58,077
           Environmental investigation and
            remediation (Note 3)                     480,000            --
                                                  ----------    ----------

         Income (loss) from operations              (539,986)     (154,900)

         Other income (expense):
           Investment income, net                      5,931         6,594
           Other interest expense (Note 7)          (127,470)     (129,687)
           Other income (Note 9)                     594,330         1,200
                                                    ----------    ----------

         Net loss                                 $  (67,195)   $ (276,793)
                                                  ==========    ==========

         Net loss per share                       $     (.06)   $     (.26)
                                                  ==========    ==========
         Weighted average number of common
          shares outstanding (Note 8(c))           1,080,894     1,072,688
                                                  ==========    ==========






         See accompanying notes to consolidated financial statements.

                            RTI Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                   ( Note 11 )

                                                    Six Months Ended June 30,
                                                        1996         1995
  Cash flows from operating activities:             ----------    ----------
    Net loss                                        $ (67,195)    $(276,793)
                                                    ----------    ----------
    Adjustments to reconcile net loss to
     net cash provided by operating activities:
       Depreciation and amortization                  437,889       427,451
       Allowance for doubtful accounts                     --        14,500
       Discount of note payable                        11,000        11,004
       (Increase) decrease in:
         Accounts receivable                          (82,957)       32,954
         Prepaid expenses and other                   (13,169)       23,257
         Restricted deposits                               --        37,211
       Increase (decrease) in:
         Accounts payable                              48,153       (69,227)
         Accrued expenses                             (77,448)      (92,132)
         Other liabilities                            293,743            --
                                                    ----------    ----------
          Total adjustments                           617,211       385,018
                                                    ----------    ----------
          Net cash provided by operating activities   550,016       108,225
                                                    ----------    ----------
  Cash flows from investing activities:
    Purchases of fixed assets                        (634,971)      (36,112)
    Purchases of other assets                         (82,106)           --
                                                    ----------    ----------
          Net cash used in
           investing activities                      (717,077)      (36,112)
                                                    ----------    ----------
  Cash flows from financing activities:
    Payments on notes payable                        (125,000)           --
    Payments on long-term debt                        (38,075)     (140,417)
    Payments on other liabilities                          --       (38,317)
    Proceeds from sale of preferred
     stock (Note 8(b))                                236,000            --
    Proceeds from exercise of warrant                  43,750            --
    Payments for fractional shares
     of common stock (Note 8(a))                          (55)         (360)
                                                    ----------    ----------
          Net cash provided by (used in)
           financing activities                       116,620      (179,094)
                                                    ----------    ----------
  Net decrease in cash and
   cash equivalents                                   (50,441)     (106,981)
  Cash and cash equivalents, beginning
   of year                                             77,631       172,198
                                                    ----------    ----------
  Cash and cash equivalents, end of quarter         $  27,190     $  65,217
                                                    ==========    ==========

        See accompanying notes to consolidated financial statements.

                       RTI Inc. and Subsidiaries
              Notes to Consolidated Financial Statements

          (Information as of June 30, 1996 and 1995, and for the six and three months then ended is unaudited)


1.    Unaudited Information

      In the opinion of management of RTI Inc. (with its Subsidiaries, the "Company"), the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the Company's financial position as of June
30, 1996, its results of operations for the three and six months ended June 30, 1996 and 1995, and its cash flows for the six months ended June 30, 1996 and 1995. Results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996. Information included in the consolidated balance sheet as of December 31, 1995 has been derived from the Company's audited consolidated financial statements in its Annual Report on Form 10-KSB/A for the year ended December 31, 1995, to which reference is made. Certain information included in the audited consolidated financial statements and related notes prepared in accordance with generally accepted accounting principles may have been condensed or omitted.

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

3.    Environmental Investigation and Remediation

      As a result of engineering tests that commenced in 1981, the New Jersey Department of Environmental Protection (the "DEP") issued a directive in 1986 ordering a remedial investigation and feasibility study (the "Study") designed to determine the nature and extent of contamination on the Rockaway Industrial Park property. The Company agreed to pay the costs of the Study and entered into an Administrative Consent Order with the DEP. In 1989, the DEP issued a Second Directive to pay for an additional environmental study and DEP oversight costs. In 1993, the Company entered into an Administrative Consent Order ("ACO") with the DEP. Cost reimbursement to the DEP under the ACO includes applicable DEP expenditures beginning July 1, 1982 and future DEP oversight costs. In April 1996, the DEP agreed

                       RTI Inc. and Subsidiaries
              Notes to Consolidated Financial Statements

          (Information as of June 30, 1996 and 1995, and for the six and three months then ended is unaudited)

to accept an aggregate payment of $575,000 as settlement of all outstanding claims asserted under the ACO, as well as all claims which could be asserted for the period ended June 30, 1996. The total accrued for reimbursement due the DEP under the ACO at June 30, 1996, was $720,306, which consisted of outstanding billed DEP expenditures for the period July 1, 1982 to January 20, 1995, and estimated unbilled DEP expenditures (Notes 4 and 6).

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

      In addition, the Company has been named a respondent in an environmental proceeding relating to a New Jersey disposal site ("Nascolite") to which the Company shipped a small amount of materials in 1978. The Company has recorded an accrual of $50,000 for such potential liability and related expenses.

      As a result of ongoing remediation and DEP involvement in these matters, there can be no assurances that the cleanup, remediation, and DEP oversight accruals will represent the Company's ultimate liability.

      Environmental accruals consisted of the following at June 30, 1996:

                  Current:
                    1983 Consent Order (restricted)     $   15,771
                    ACO, current portion                   160,140
                                                        ----------
                                                           175,911
                  Long-term:
                    ACO, net of current portion            544,395
                    Groundwater remediation                584,562
                    Nascolite site                          50,000
                                                        ----------
                                                         1,178,957

                                                        ----------
                       Total                            $1,354,868
                                                        ==========

                       RTI Inc. and Subsidiaries
              Notes to Consolidated Financial Statements

          (Information as of June 30, 1996 and 1995, and for the six and three months then ended is unaudited)

4.    Accrued Expenses

      Accrued expenses consisted of the following at June 30 1996:

            Property taxes (Note 2)                     $ 184,382
            Current portion of remedial investigation
             and environmental cleanup costs (Note 3)     175,911
            Professional fees and other                   107,426
            Payroll and related costs                      46,625
            Interest expense                               26,956
                                                        ---------
                    Total                               $ 541,300
                                                        =========

5.    Long-term Debt

      Long-term debt consisted of the following at June 30, 1996:

            City of Salem Municipal Port Authority,
             Port Development Revenue Bonds            $1,000,000
            Note payable                                  100,000
            Note payable, net of $33,000 discount         254,024
            Secured Cobalt 60 financing and capital
             lease agreements                           1,565,215
                                                       ----------
                    Total                               2,919,239

            Less: Current portion                         961,981
                                                       ----------
                    Total long-term debt               $1,957,258
                                                       ==========

6.    Other Liabilities

      Other liabilities of $1,178,957 at June 30, 1996 consisted of the aggregate accrual of $1,354,868 for outstanding billed and estimated DEP ACO costs, estimated costs of site remediation to be performed at the Company's Rockaway property, and a reserve related to involvement with the Nascolite site, less the current portion of $175,911 included in accrued expenses (Notes 3 and 4).


7.    Other Interest Expense

      Other interest expense is primarily related to long-term debt and includes amortization of deferred financing costs.

                       RTI Inc. and Subsidiaries
              Notes to Consolidated Financial Statements

          (Information as of June 30, 1996 and 1995, and for the six and three months then ended is unaudited)

8.    Stockholders' Equity

      (a) Common Stock Authorized, Issued and Outstanding - Effective May 25, 1995, the Company's Certificate of Incorporation was amended to effect a one for eight reverse stock split of the common stock. The outstanding common stock at June 30, 1996 was based on the actual number of shares converted one for eight and the remaining unconverted shares less calculated fractional shares.

      (b) Preferred Stock Authorized, Issued and Outstanding - Effective May 25, 1995, the Company's Certificate of Incorporation was amended to authorize 2,000,000 shares of preferred stock. Effective February 27, 1996 the Company's Certificate of Incorporation was amended to designate 200,000 of such shares as Series A Preferred Stock and to establish the relative rights, preferences, and limitations, of the Series A Preferred Stock, which include:

            (i) the shares of Series A Preferred Stock, upon issuance for a consideration of $2.00 per share, shall be fully-paid and non-assessable,

            (ii) the holders of Series A Preferred Stock shall be entitled to receive, when and as declared by the Board of Directors out of funds legally available for the purpose, dividends in cash at the rate of $0.16 per share per annum. Dividends on shares of Series A Preferred Stock will be payable annually on December 31 of each year. Dividends on shares of Series A Preferred Stock will be cumulative whether or not earned or declared and whether or not there shall be funds of the Company legally available for the payment of such dividends,

            (iii) in the event of any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, after payment or provision for the payment of the debts and other liabilities of the Company, the Company shall pay to the holders of Series A Preferred Stock, before any distribution shall be made to the holders of any other capital stock of the Company, an amount equal to $2.00 per share of Series A Preferred Stock held by each such holder, plus an amount equal to all accrued dividends unpaid thereon to the date of final distribution to such holders,

            (iv) the holders of record of Series A Preferred Stock shall be entitled to vote at any election of directors and on any other matter submitted to the holders of common shares voting together with the holders of common shares as a single

                       RTI Inc. and Subsidiaries
              Notes to Consolidated Financial Statements

          (Information as of June 30, 1996 and 1995, and for the six and three months then ended is unaudited)

      class, and shall be entitled to one vote per share of Series A Preferred Stock held by them,

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

      (c) Weighted Average Number of Common Shares Outstanding - The computation of the weighted average number of common shares outstanding for the three and six month periods ended June 30, 1996 and 1995 considered the one for eight reverse stock split, and excluded outstanding preferred stock, warrants, and options which were considered antidilutive.

      (d) Warrant - On November 29, 1995, the Company granted to Frellum Corporation (an affiliated party), in connection with a short-term credit line provided to the Company, a warrant for the purchase of 25,000 shares of common stock at the exercise price of $1.75 per share, which warrant was exercised on June 7, 1997.

      (e) Stock Options - The Company's 1987 stock option plan (the "Plan") authorizes the issuance of options for common stock until November 3, 1997. The options granted may be either incentive stock options which are exercisable one year or more from the date of grant or nonqualified stock options which may be exercisable immediately. Details of stock option transactions for the six month period ended June 30, 1996 under the Plan are as follows:

                                            Price per   Exercisable
                                   Options    Share       Options

Outstanding at December 31, 1995    4,936  $4.00 - $7.76   3,686
  Granted                              --
  Exercised                            --
  Canceled                            375   7.76
                                   -----------------------------
Outstanding at June 30, 1996        4,561  $4.00 - $6.50   3,936


9.    Other Income

      Other income in the three month periods of 1996 and 1995 and the six month period of 1995, resulted primarily from storage space rentals. Other income of $594,330 in the six month period of 1996 included a $580,000 settlement of prior environmental insurance claims.


10.   Other Assets

      Other assets of $82,106 consisted of the purchase price of discounted, defaulted consumer debt and a related contract for collection of such debt.


11.   Statement of Cash Flows

      Supplemental disclosures of cash flow information are as follows:

                                  Six months ended June 30,
                                      1996          1995
                                   --------      --------
        Interest paid              $121,881      $111,561
        Income taxes paid             4,985         4,985


      The Company financed a purchase of Cobalt 60 amounting to approximately $314,000 in 1996.

Item 2.  Management's  Discussion and Analysis or Plan of Operation

General

      Reference is made to Item 6 - "Management's Discussion and Analysis or Plan of Operation" contained in the Company's Annual Report on Form 10-KSB/A for its fiscal year ended December 31, 1995 (the "1995 Form 10-KSB") for a discussion of the Company's financial condition as of December 31, 1995, including a discussion of the Company's anticipated liquidity and working capital requirements during 1996.

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


Comparison of Operations for the Three Month Periods Ended June 30,
1996 and 1995

      Net sales for the three months ended June 30, 1996 (the "1996 quarter") were $1,226,521, an increase of 19% from net sales of $1,034,310 for the three months ended June 30, 1995 (the "1995 quarter"). Increased net sales in the 1996 quarter were primarily a result of increased product volume from existing customers.

      Cost of sales in the 1996 quarter increased 7% to $769,591 from $722,038 in the 1995 quarter. The increase was primarily due to direct processing costs related to increased product volume. As a result of increased processing volume, the gross profit percentage in the 1996 quarter increased to 37% from 30% in the 1995 quarter.

      Selling, general and administrative ("SG&A") expenses of $400,982 in the 1996 quarter decreased 4% from $419,144 in the 1995 quarter. Certain SG&A expenses, such as executive salaries, were reduced in the 1996 quarter compared to the same expenses in the 1995 quarter, but were partially offset by increased legal expenses in the 1996 quarter relating to the proposed sale of substantially all of the Company's assets to SteriGenics International.

      Expenses of Rockaway Industrial Park - Parcel I increased to $26,353 in the 1996 quarter as compared to $24,074 in the 1995 quarter due to increased maintenance costs.

      As a result of the foregoing, the income from operations in the 1996 quarter was $29,595 as compared to a loss from operations of $130,946 in the 1995 quarter.

      Other interest expense of $59,051 in the 1996 quarter decreased by $12,251 from other interest expense in the 1995 quarter primarily due to lower debt in the 1996 quarter.

      For the three month period ending June 30, 1996, the Company reported a net loss of $23,870 or $.02 per share, as compared to a net loss of $198,348 or $.18 per share in the same period of 1995.


Comparison of Operations for the Six Month Periods Ended June 30,
1996 and 1995

      Net sales for the six months ended June 30, 1996 (the "1996 period") were $2,312,692, an increase of 7% from net sales of $2,156,790 for the six months ended June 30, 1995 (the "1995 period"). Increased net sales in the 1996 period were primarily a result of higher processing volume from existing customers.

      Cost of sales in the 1996 period increased 6% to $1,509,855 from $1,427,265 in the 1995 period. The increase was primarily a result of higher direct processing costs related to increased product volume, and increased Cobalt amortization. As a result, the gross profit percentage in the 1996 period increased to 35% from 34% in the 1995 period.

      Selling, general and administrative expenses of $815,213 in the 1996 period decreased 1% from $826,348 in the 1995 period. Certain SG&A expenses, such as executive salaries, were reduced in the 1996 period compared to the same expenses in the 1995 period, but were partially offset by increased legal expenses in the 1996 period relating to the proposed sale of substantially all of the Company's assets to SteriGenics International.

      Expenses of Rockaway Industrial Park - Parcel I decreased to $47,610 in the 1996 period as compared to $58,077 in the 1995 period. The decrease was due primarily to lower maintenance and consultant costs incurred in the 1996 period.

      Environmental investigation and remediation expenses in the 1996 period of $480,000 were the result of a $460,000 increase in the Company's estimates of the costs to be incurred for groundwater remediation programs at the Rockaway, New Jersey site and a $20,000 increase in the Company's estimate for involvement at the Nascolite site (Note 3). No such increases occurred in the 1995 period.

      As a result of the foregoing, the loss from operations in the 1996 period was $539,986 as compared to a loss from operations of $154,900 in the 1995 period.

      Investment income was $5,931 in the 1996 period as compared to $6,594 in the 1995 period, a result of lower amounts available for investing.

      Other interest expense of $127,470 in the 1996 period decreased by $2,217 from other interest expense in the 1995 period primarily due to lower debt in the 1996 period.

      Other income of $594,330 in the 1996 period was primarily the result of a $580,000 settlement of prior environmental insurance claims.

      As a result, the Company reported a net loss of $67,195 or $.06 per share in the 1996 period, as compared to a net loss of $276,793 or $.26 per share in the 1995 period.


Financial Condition

      At June 30, 1996, the Company had a working capital deficit of $1,185,501, as compared to a working capital deficit of $1,116,028 at December 31, 1995. The $69,473 increase in the working capital deficit was primarily the result of purchases of Cobalt 60 and other capital assets, ongoing environmental remediation, and an investment in discounted, defaulted consumer debt, partially offset by $580,000 received from an insurance settlement of prior environmental claims. The Company's ability to improve its working capital position is dependent on increasing the current level of sales revenues or obtaining external financing.

      As discussed in the 1995 Form 10-KSB, the Company has entered into an Asset Acquisition Agreement ("Asset Sale") with SteriGenics International to sell substantially all of the Company's operating assets, subject to a number of conditions including shareholder approval and removal of Spill Act Liens obtained by the DEP. In April 1996, as a condition to releasing such liens, the DEP agreed to accept $575,000 as settlement of all outstanding claims asserted under ACO, as well as all claims which could be asserted for the period ended June 30, 1996. Also, on July 24, 1996 the United States Environmental Protection Agency (the "EPA") offered to settle the Company's involvement in the Nascolite Corporation Superfund Site (see Note 3) for a one time payment of $32,247 within 30 days of the effective date of a consent decree. The Company accepted the offer in its response to the EPA. The Company does not currently have available funds to pay the DEP or EPA settlements, but anticipates fund such settlements with proceeds from the Asset Sale.

      During the second quarter, the Company borrowed $100,000 from its short-term credit line for additional working capital. The Company anticipates that no additional financing will be needed for ongoing operations, other than short-term borrowings under an existing $315,000 credit line, unless the Asset Sale is not consummated within the terms of the agreement.

      In the 1996 period, the Company acquired additional Cobalt 60 under an existing lease agreement and for cash terms of sixty days. Other capital expenditures in the 1996 period included a warehouse addition at one facility and purchases of plant processing equipment.

      The Company's net cash provided by operating activities in the 1996 period was $550,016 as compared to $108,225 in the 1995 period. Cash provided by operations in the 1996 period increased primarily due to the receipt of $580,000 from an insurance settlement. Investing activities in the 1996 period used net cash of $717,077 primarily for the purchase of Cobalt 60, a warehouse expansion, other plant processing equipment, and an investment in discounted defaulted consumer debt, as compared to net cash used of $36,112 in the 1995 period. Net cash provided by financing activities in the 1996 period was $116,620, which primarily resulted from the sale of preferred stock and the exercise of a warrant, which was partially offset by payments on the short-term credit line and long-term debt, as compared to net cash used in financing activities of $179,094 in the 1995 period. The resulting net decrease in cash and cash equivalents in the 1996 period was $50,441, as compared to a net decrease of $106,981 for the 1995 period.


Part II.  Other Information

Item 1.     Legal Proceedings.

      Reference is made to Item 3 - "Legal Proceedings" contained in the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1995 for a discussion of environmental proceedings relating to the Company.

      As of June 30, 1996, the Company had accrued a total of $720,000 for New Jersey Department of Environmental Protection (the "NJDEP") billed expenditures for the period through January 20, 1995 and the Company's estimate of unbilled expenditures, which expenditures are in accordance with a 1992 Administrative Consent Order (the "ACO") between the NJDEP, the Company, and Thiokol Corporation. In April 1996, the NJDEP agreed to accept an aggregate payment of $575,000 in full satisfaction of all financial obligations of the Company accrued during the period ended June 30, 1996 under the ACO. The NJDEP also agreed, upon receipt of such payment, to initiate proceedings to remove its Spill Act lien on the Company's Rockaway property.

      In the second quarter of 1996, the NJDEP agreed to permit the Company to expand its pilot study, utilizing the "Clean-Ox" hydrogen peroxide-based remedial system. Groundwater remediation using the CleanOx system was performed during July 1996 at a cost of $220,000. Assuming positive conclusive test results from the expanded pilot test, the Company may again petition the NJDEP for a change in the Remedial Action Work Plan under the 1995 Record of Decision.

      On July 24, 1996, the U.S. Environmental Protection Agency (the "EPA") offered to settle the Company's involvement in the Nascolite Corporation superfund site for a one time payment of $32,247 within 30 days of the effective date of a consent decree. The Company has advised the EPA that it will accept the offer.

Item 2.     Changes in Securities. - none

Item 3.     Defaults Upon Senior Securities. - not applicable.

Item 4. Submission of Matters to a Vote of Securityholders. - not applicable

Item 5.     Other Information - none

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits

            27.   Financial Data Schedule

      (b)   Reports on Form 8-K

            No reports on Form 8-K were filed during the fiscal quarter with respect to which this report is filed.

                              Signatures

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              RTI INC.



Date:   August 8, 1996             By:   THEO W. MULLER
                                         Theo W. Muller
                                         President

Date:   August 8, 1996             By:   R. STEPHEN MAICO
                                         R. Stephen Maico
                                         Treasurer, Accounting and
                                          Financial Officer