Form 10QSB
period 1996-09-30
RTI INC
filed 1996-11-14
CIK 81699

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________
TO ____________

                     Commission file number 0-5887

                                    RTI INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                     NEW YORK                           11-2163152
         -------------------------------            -------------------
         (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)            Identification No.)

                108 Lake Denmark Road, Rockaway, New Jersey 07866
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (203) 656-1004
                ------------------------------------------------
                (Issuer's telephone number, including area code)

     Check whether the issuer (1) filed all reports required to be filed by Section l3 or l5(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                                                       ---   ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     October 31, 1996     -   1,101,166   shares of common stock

     Transitional Small Business Disclosure Form    Yes     No  x
                                                        ---    ---

Part I.  Financial Information

Item I.  Financial Statements

                            RTI Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                  September 30,     December 31,
                                                      1996             1995
      Assets                                      (unaudited)
      --------------------------------------      ------------      -----------
      Current:
        Cash and cash equivalents                  $2,773,283       $   77,631
          Accounts receivable (net)                   110,294          562,811
        Prepaid expenses and other                       --             31,949
        Restricted deposits                           805,463           15,771
                                                   ----------       ----------

               Total current assets                 3,689,040          688,162


      Property, plant and equipment,
        net of accumulated depreciation and
        amortization                                  485,532        7,006,886

      Certificates of financial assurance -
        restricted                                     75,000          150,000
        Deferred financing costs                         --             36,960
        Other assets (Note 10)                         81,002             --
                                                   ----------       ----------

               Total assets                        $4,330,574       $7,882,008
                                                   ==========       ==========

        See accompanying notes to consolidated financial statements.

                            RTI Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                            September 30,      December 31,
                                               1996               1995
Liabilities and Stockholders' Equity        (unaudited)
------------------------------------        -------------      -----------

Current:
  Accounts payable                          $     62,533       $   138,178
   Current portion of long term debt                --           1,047,264
  Accrued expenses (Note 4)                      250,379           618,748
                                            ------------       -----------

        Total current liabilities                312,912         1,804,190

Long-term debt, net of current portion
 and discount of $27,500 and $44,000
 (Note 5)                                        259,500         2,024,050
Other liabilities (Note 6)                       747,315           883,713
                                            ------------       -----------

        Total liabilities                      1,319,727         4,711,953
                                            ------------       -----------
Commitments and contingencies
 (Notes 2,3,4,5,6 and 8)

Stockholders' equity (Note 7):
 Preferred stock, $.05 par value -
  shares authorized 2,000,000;
  issued and outstanding: none                      --                --
Common stock, $.08 par value -
  shares authorized 15,000,000;
  issued and outstanding, 1,101,182               88,095            86,153
 Additional paid-in capital                   16,053,587        16,013,851
 Deficit                                     (13,130,835)      (12,929,949)
                                            ------------       -----------


        Total stockholders' equity             3,010,847         3,170,055
                                            ------------       -----------

        Total liabilities and
          stockholders' equity              $  4,330,574       $ 7,882,008
                                            ============       ===========

          See accompanying notes to consolidated financial statements.

                            RTI Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)

                                              Three Months Ended September 30,
                                                 1996                1995
                                              -----------         -----------
Revenues
  Interest income                             $    22,273         $     2,353
  Rental income                                    15,512                --
                                              -----------         -----------
    Total revenues                                 37,785               2,353

Operating expenses:
  General and administrative
   expenses                                        40,612                --
  Expenses of Rockaway Industrial
   Park, including interest expense
   of $5,500 in 1996 and 1995 (Note 2)            114,574             115,391
  Other expense (income) (Note 9)                    --              (144,830)
                                              -----------         -----------
Profit (loss) from continuing operations         (117,401)             31,792

Discontinued operations: (Note 8)
  Loss from irradiation operations                   --               (91,325)
  Loss on disposal of irradiation
   operations                                     (16,873)               --
                                              -----------         -----------
Net loss                                      $  (134,274)        $   (59,533)
                                              ===========         ===========

Net loss per share                            $      (.12)        $      (.06)
                                              ===========         ===========


Weighted average number of common
 shares outstanding (Note 7(c))                 1,101,230           1,076,919
                                              ===========         ===========

         See accompanying notes to consolidated financial statements.

                            RTI Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)

                                            Nine Months Ended September 30,
                                                1996              1995
                                             -----------       -----------
Revenues
 Interest income                                  28,204             8,947
 Rental income                                    21,112              --
                                             -----------       -----------
      Total revenues                              49,316             8,947

Operating expenses:
  General and administrative
   expenses                                      100,766              --
  Expenses of Rockaway Industrial
   Park, including interest expense
   of $16,500 in 1996 and 1995 (Note 2)          642,183           172,268
  Other expense (income) (Note 9)               (580,000)         (144,830)
                                             -----------       -----------
Loss from continuing operations                 (113,633)          (18,491)

Discontinued Operations (Note 8):
  Loss from irradiation operations               (72,000)         (317,835)
  Gain (loss) on disposal of
    irradiation operations                       (15,253)             --
                                             -----------       -----------
Net loss                                     $  (200,886)      $  (336,326)
                                             ===========       ===========

Net loss per share                           $      (.18)      $      (.31)
                                             ===========       ===========

Weighted average number of common
 shares outstanding (Note 7(c))                1,092,930         1,077,100
                                             ===========       ===========

         See accompanying notes to consolidated financial statements.

                            RTI Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                   ( Note 11 )

                                               Nine Months Ended September 30,
                                                   1996             1995
                                                -----------       ---------
Cash flows from operating activities:
   Net loss                                     $  (200,886)      $(336,326)
                                                -----------       ---------

   Adjustments to reconcile net loss to
    net cash provided by operating activities:
      Depreciation and amortization                  41,115         647,862
      Allowance for doubtful accounts                  --            14,500
      Discount of note payable                       16,500          16,506
      (Increase) decrease in:
        Accounts receivable                        (110,294)        (12,124)
        Restricted deposits                        (789,692)         23,257
        Certificate of financial assurance           75,000            --
        Prepaid expenses and other                     --            72,574
      Increase (decrease) in:
        Accounts payable                             16,953        (135,049)
        Accrued expenses                           (205,557)        (30,479)
         Other liabilities                         (136,398)           --
                                                -----------       ---------

         Total adjustments                       (1,091,790)        597,047
                                                -----------       ---------

         Net cash provided by (used by)
          operating activities                   (1,293,259)        260,721
                                                -----------       ---------

Cash flows from investing activities:
   Sale of irradiation operations                 4,601,726            --
   Purchases of fixed assets                           --           (48,556)
   Purchases of other assets)                       (81,002)           --
                                                -----------       ---------

         Net cash provided by (used in)
          investing activities                    4,520,724         (48,556)
                                                -----------       ---------

Cash flows from financing activities:
   Payment of debt                                 (575,000)       (252,968)
   Payments on other liabilities                       --           (35,000)
   Proceeds from exercise of warrant                 43,750            --
   Payments for fractional shares
    of common stock (Note 8(a))                        (563)           (743)
                                                -----------       ---------
         Net cash provided by (used in)
          financing activities                     (531,813)       (288,711)
                                                -----------       ---------

Net increase in cash and cash equivalents         2,695,652         (76,546)
Cash and cash equivalents, beginning of year         77,631         172,198
                                                -----------       ---------

Cash and cash equivalents, end of period        $ 2,773,283       $  95,652
                                                ===========       =========

          See accompanying notes to consolidated financial statements.

                            RTI Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

             (Information as of September 30, 1996 and 1995, and for
               the nine and three months then ended is unaudited)

1.   Unaudited Information

     In the opinion of management of RTI Inc. (with its Subsidiaries, the "Company"), the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the Company's financial position as of September 30, 1996, its results of operations for the three and nine months ended September 30, 1996 and 1995, and its cash flows for the nine months ended September 30, 1996 and 1995. Results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

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

2.   Rockaway Industrial Park

     The Company owns a 248 acre parcel of land ("Parcel I") in Rockaway, New Jersey (47 acres of which have been leased to SteriGenics International), that is contiguous to a 15 acre operating parcel that is the site of an irradiation processing facility leased to SteriGenics International("Parcel II" and, with Parcel I, the "Rockaway Industrial Park"). Since 1985, the Company has been seeking a buyer for Parcel I. However, the Company's ability sell Parcel I is impaired until the completion of an environmental cleanup and remediation program (Note 3), and its ability to recover its net investment in Parcel I is impaired by liabilities accruing from outstanding property taxes on approximately 201 acres of Parcel I for the years 1993, 1994, 1995, and 1996, which have been accrued in the financial statements.

                            RTI Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

             (Information as of September 30, 1996 and 1995, and for
               the nine and three months then ended is unaudited)

3.   Environmental Investigation and Remediation

     As a result of engineering tests that commenced in 1981, the New Jersey Department of Environmental Protection (the "DEP") issued a directive in 1986 ordering a remedial investigation and feasibility study (the "Study") designed to determine the nature and extent of contamination on the Rockaway Industrial Park property. The Company agreed to pay the costs of the Study and entered into an Administrative Consent Order with the DEP. In 1989, the DEP issued a Second Directive to pay for an additional environmental study and DEP oversight costs. In 1993, the Company entered into an Administrative Consent Order ("ACO") with the DEP. Cost reimbursement to the DEP under the ACO includes applicable DEP expenditures beginning July 1, 1982 and future DEP oversight costs. In August 1996, the Company made a payment of $575,000 to the DEP as full settlement of all outstanding claims asserted under the ACO, as well as all claims which could be asserted for the period ended June 30, 1996 (Notes 4 and 6).

     In April 1996, the DEP responded to the Company's petition to change the Remedial Action Work Plan under the Record of Decision, and advised the Company that a pilot test of the CleanOx remediation program, undertaken by the Company on its Rockaway property, was not considered conclusive. In September 1996, the Company completed a second CleanOx test, which reduced the contamination, but did not result in remediation of the groundwater. As a result, the Company has increased its cost accruals for the possible implementation of a groundwater remediation plan required by the DEP's Record of Decision.

     The Company has also been named a respondent in an environmental proceeding relating to a New Jersey disposal site ("Nascolite") to which the Company shipped a small amount of materials in 1978. The Company has signed a settlement agreement with the EPA requiring the payment of $32,247 in settlement of the EPA's Nascolite claims. The Company has recorded an accrual of $34,562 for this liability and related DEP expenses.

     As a result of ongoing remediation and DEP involvement in these matters, there can be no assurances that the cleanup, remediation, and DEP oversight accruals will represent the Company's ultimate liability.

                            RTI Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

             (Information as of September 30, 1996 and 1995, and for
               the nine and three months then ended is unaudited)

     Environmental accruals consisted of the following at September 30, 1996:

                  Current:
                    Nascolite Site                          $ 34,247

                  Long-term:
                    Groundwater remediation                  747,315
                                                            --------
                             Total                          $781,562
                                                            ========

4.   Accrued Expenses

     Accrued expenses consisted of the following at September 30 1996:

            Property taxes (Note 2)                         $184,382
            Nascolite settlement                              32,247
            Professional fees                                 33,750
                                                            --------

                        Total                               $250,379
                                                            ========

5.   Long-term Debt

     Long-term debt consisted of the following at September 30, 1996:

            Promissory Note, net of $27,500 discount        $259,500
                                                            ========

6.   Other Liabilities

     Other liabilities of $747,315 at September 30,1996 consisted of the accruals for estimated site remediation costs, almost entirely at the Company's Rockaway property. (Note 3)

7.   Stockholders' Equity

     (a) Common Stock Authorized, Issued and Outstanding - Effective May 25, 1995, the Company's Certificate of Incorporation was amended to effect a one for eight reverse stock split of the common stock. The outstanding common stock at September 30, 1996 was based on the

                            RTI Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

             (Information as of September 30, 1996 and 1995, and for
               the nine and three months then ended is unaudited)

actual number of shares converted one for eight and the remaining unconverted shares after deduction of estimated fractional shares.

     (b) Preferred Stock Authorized, Issued and Outstanding Effective May 25, 1995, the Company's Certificate of Incorporation was amended to authorize 2,000,000 shares of preferred stock.

     Effective February 27, 1996 the Company's Certificate of Incorporation was amended to designate 200,000 of such shares as Series A Preferred Stock and to establish the relative rights, preferences, and limitations, of the Series A Preferred Stock. On March 4, 1996, the Company issued 118,000 shares of Series A Preferred Stock at $2.00 per share. These shares were redeemed on August 8, 1996.

     (c) Weighted Average Number of Common Shares Outstanding - The computation of the weighted average number of common shares outstanding for the three and nine month periods ended September 30, 1996 and 1995 considered the one for eight reverse stock split.

     (d) Warrant - On November 29, 1995, the Company granted to Frellum Corporation (an affiliated party), in connection with a short-term credit line provided to the Company, a warrant for the purchase of 25,000 shares of common stock at the exercise price of $1.75 per share, which warrant was exercised on June 7, 1996.

     (e) Stock Options - The Company's 1987 stock option plan (the "Plan") authorizes the issuance of options for common stock until November 3, 1997. The options granted may be either incentive stock options which are exercisable one year or more from the date of grant or nonqualified stock options which may be exercisable immediately. Details of stock option transactions for the nine month period ended June 30, 1996 under the Plan are as follows:

                                              Price per             Exercisable
                                         Options       Share          Options

Outstanding at December 31, 1995          4,936    $4.00 - $7.76       3,686
  Granted                                  --
  Exercised                                --
  Canceled                                4,936    $4.00 - $7.76           0
                                          ----------------------------------
Outstanding at September 1996                 0                            0

                            RTI Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

             (Information as of September 30, 1996 and 1995, and for
               the nine and three months then ended is unaudited)


8.   Discontinued Operations

     On August 8, 1996, the Company sold to SteriGenics International the assets and liabilities related to its irradiation business, except for its Rockaway facility, which was leased for six years to SteriGenics International. Reference is made to the Company's Current Report of August 8, 1996 on Form 8-K/A. Losses incurred in the Company's irradiation business until January 31, 1996 are shown as Loss from irradiation operations and irradiation business losses incurred thereafter are shown as Loss on disposal of irradiation operations.

9.   Other Income

     Extraordinary income in the nine month period of 1996 resulted from a $580,000 settlement of prior environmental insurance claims. In the 1995 periods, extraordinary income consisted of a $144,830 litigation settlement.

10.  Other Assets

     Other assets of $81,002 consisted of discounted, defaulted consumer debt and a related contract for collection of such debt.

11.  Statement of Cash Flows

     Supplemental disclosures of cash flow information are as follows:

                                Nine months ended      September 30,
                                     1996                  1995
                                -----------------      ------------
          Interest paid             $  844               $192,095
          Income taxes paid            --                   4,985

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

Comparison of Operations for the Three Month Periods Ended September 30, 1996 and 1995.

     After the exclusion of its irradiation revenues and expenses, the Company's revenues consisted almost entirely of short term interest on its cash assets and lease income from the Rockaway irradiation facility leased to SteriGenics International.

     In the third quarter of 1996, the Company's expenses consisted mostly of legal, accounting and public company costs, and of expenses and provisions related to remediation of the groundwater contamination in the Rockaway Industrial Park. Comparisons with last year are not meaningful because all expenses were applied to the now discontinued operations.

     Expenses of Rockaway Industrial Park at $114,574 (including an accrual of $79,647 for future remediation expenses) in the 1996 quarter were little changed compared to the $115,391 recorded in the 1995 quarter.

     A loss of $16,873 on the sale of the irradiation business is the result of operating losses incurred in those operations for the third quarter of 1996, less an $18,000 premium over book value received on the sale of the assets and liabilities related to such operations. In the 1995 period, the irradiation operations recorded a loss of $91,325, which has been recast as a loss from discontinued operations.

     As a result of the lack of operating income and the continuation of certain expenses, the Company had a loss of $134,274 or $0.12 per share for the third quarter of 1996, as compared with a loss of $59,533 or $0.06 per share for the 1995 period, when the Company recorded a litigation gain of $144,830.

Comparison of Operations for the Nine Month Periods Ended September 30, 1996 and 1995

     After elimination of sales and expenses for the discontinued irradiation business, the Company's ongoing revenues consisted entirely of interest and lease income. Total revenues for the nine months ended September 30, 1996 (the "1996 period") were $49,316. Comparisons with the nine months ended September 30, 1995 (the "1995 period") are meaningless, as its revenue producing assets were then concentrated in the since discontinued irradiation business.

     General and administrative expenses of $100,766 in the 1996 period consisted mainly of professional fees as well as public company maintenance costs. In the 1995 period, general and administrative expenses were all allocated to the now discontinued operations.

     Expenses of Rockaway Industrial Park increased to $642,183 in the 1996 period, compared to $172,268 in the 1995 period. The increase was due entirely to a reserve for future remediation costs in the 1996 period of $559,647.

     Other income of $580,000 in the 1996 period represents a settlement of prior environmental insurance claims; in the 1995 period, other income of $144,830 consisted entirely of the proceeds of a litigation settlement.

     In the 1996 period, the Company recorded a loss of $72,000 from discontinued operations before the final decision to sell these operations and of $15,253 from the disposal of these operations, which equates to its losses less an $18,000 premium over book value received on the sale of its assets and liabilities.

     As a result, the Company reported a net loss of $200,886 or $.18 per share in the 1996 period, as compared with a net loss of $336,326 or $.31 per share in the 1995 period.

Financial Condition

     At September 30, 1996, the Company had working capital of $3,376,128 as a result of the SteriGenics transaction. At December 31, 1995, the Company had a working capital deficit of $1,116,028.

     The Company intends to use all or part of its working capital to acquire an existing operation outside of the irradiation industry. As part of such acquisition the Company may need additional funding, although that is not anticipated at this time. There can be no assurance that the Company will be successful in its acquisition efforts or, if successful, that such acquisition will result in profitable operations.

     The Company's net cash used by operating activities in the 1996 period was $1,293,259; in the 1995 period, the discontinued irradiation business provided cash of $260,721.

     Investing activities in the 1996 period provided net cash of $4,520,724, mainly from the sale of its irradiation business. This compared to net cash used of $48,556 for the purchase of fixed assets in the 1995 period. Net cash used in financing activities in the 1996 period was $531,813, which primarily resulted from the repayment of debt, compared to $288,711 cash used in the 1995 period. The resulting net increase in cash and cash equivalents in the 1996 period was $2,695,652, as compared to a net decrease of $76,546 for the 1995 period.

Part II. Other Information

Item 1.   Legal Proceedings - not applicable.

Item 2.   Changes in Securities - none

Item 3.   Defaults Upon Senior Securities - not applicable.

Item 4.   Submission of Matters to a Vote of Security holders - none

Item 5.   Other Information - none

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27. Financial Data Schedule

     (b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K/A during the quarter. The Current Report was dated August 8, 1996, was filed with the Securities and Exchange Commission in October 2, 1996, reported the consummation of the SteriGenics transaction under Item 2 and the results of its Annual Meeting under
Item 5, and contained Unaudited Pro-Forma Condensed Consolidated Financial Information for the period ended, and as of, June 30, 1996 under Item 7.

                                   Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                RTI INC.




Date: November 13, 1996                 By: THEO W. MULLER
                                            ---------------------------
                                            Theo W. Muller
                                            President




Date: November 13, 1996                 By: R. STEPHEN MAICO
                                           ----------------------------
                                            R. Stephen Maico
                                            Treasurer, Accounting and
                                              Financial Officer