Form 10KSB
period 1996-12-31
RTI INC
filed 1997-03-31
CIK 81699

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended DECEMBER 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-5887

                                    RTI INC.
                 (Name of small business issuer in its charter)

                  NEW YORK                             11-2163152
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)

            108 LAKE DENMARK ROAD, ROCKAWAY, NEW JERSEY       07866
             (Address of principal executive offices)       (Zip Code)

                    Issuer's telephone number: (203) 656-1004

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.08 PAR VALUE
                                (Title of Class)

     Check  whether  the issuer (l) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year - $122,129.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     Approximately $3,173,400, based on the published sale price ($3-3/8) on The Nasdaq Small-Cap Market on March 24, 1997.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      As of March 21, 1997 - 1,336,166 shares.

Documents Incorporated by Reference:  None.

Transitional Small Business Disclosure Format. Yes [  ]   No [ X ]

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

      RTI Inc., a New York corporation ("RTI"), was incorporated in August 1968. Since February 24, 1997, RTI, through its wholly-owned Delaware subsidiary, Refrigeration Technology Inc. ("RefTech"; and collectively with RTI the "Company"), has been engaged in the manufacture and sale of evaporative coolers, commercial heat exchange modules and high-efficiency, water-cooled central air conditioners (collectively, the "Coolant Business") as a result of the acquisition of the business and operations of Quality Air, Inc. See "Acquisition of QAI." Prior to August 8, 1996, the Company was engaged in the contract irradiation business and owned and operated two irradiation facilities in New Jersey and one irradiation facility in North Carolina.

SALE OF IRRADIATION OPERATIONS

      On August 8, 1996, the Company consummated a transaction (the "SteriGenics Transaction") with SteriGenics International ("SteriGenics"), pursuant to which, among other things, SteriGenics acquired substantially all the operating assets of the Company, other than cash and cash equivalents and the Company's Rockaway, New Jersey property and the irradiation facility located thereon, and assumed substantially all of the liabilities of the Company (other than liabilities (including environmental liabilities) related to the Rockaway property and liabilities to certain affiliates of the Company), for aggregate consideration of approximately $4,600,000 (substantially representing the book value of the purchased assets less the book value of the assumed liabilities). In addition, SteriGenics leased approximately 62 acres of the Rockaway property, which includes the Rockaway facility, pursuant to a six year lease expiring in 2002. See Item 2 - "Description of Properties". In contemplation of the consummation of the SteriGenics Transaction, the Company sold SteriGenics 118,000 shares of Series A Preferred Stock for $236,000 in cash, which preferred stock was surrendered in payment of a portion of the purchase price. Upon consummation of the SteriGenics Transaction, the Company ceased its contract irradiation business.

ACQUISITION OF QAI

      On February 24, 1997 (the "Closing"), the Company consummated the transactions (the "QAI Transaction") contemplated by the agreement (the "Acquisition Agreement"), dated as of February 24, 1997, among (i) RefTech, (ii) Quality Air, Inc., a New Mexico corporation ("QAI"), and (iii) Rick E. Bacchus, Rockney D. Bacchus, Ronald A. Bacchus, Margie J. Bacchus, Philis Bacchus and Opal Simmons, the officers and principal owners of QAI, pursuant to which, among other things, Reftech purchased the business and substantially all of its assets of QAI. QAI, commencing in January 1996, was a manufacturer of evaporative coolers and commercial heat exchanger manufactured in Sunland Park, New Mexico and, through an affiliated Mexican company, Industrias QAI, S.A. de C.V. ("Industrias QAI"), in Ciudad Juarez, Mexico. In addition, QAI had developed, but not yet manufactured, a high-efficiency, residential central air conditioner. QAI was the successor to certain business and operations of Bacchus Industries, Inc. ("BII"), an affiliated company, which had been engaged in the air coolant business from 1977 until September 1995. See "Company Products."

      In accordance with the terms of the QAI Transaction, at the Closing, RefTech delivered to QAI 235,000 shares of the Company's common stock, par value $.08 per share ("Common Stock"), 50,000 shares of which are being held in escrow for purposes of covering claims of RefTech which may arise under the indemnification provisions of the Acquisition Agreement. In addition, RefTech has agreed to deliver to QAI (i) an additional 100,000 shares of Common Stock, if and when the Company's pre-tax fiscal year earnings from operations exceed $800,000, and (ii) an additional 125,000 shares of Common Stock, if and when such earnings exceed $1,200,000; provided, however, that such events occur prior to January 1, 2002.

      In the QAI Transaction, RefTech acquired substantially all of the tangible and intangible assets of QAI. The tangible assets of QAI, as of January 31, 1997 (unaudited), consisted primarily of approximately (i) $302,000 of inventory (a portion of which was at Industrias QAI), (ii) $159,000 of furniture, equipment and vehicles, (iii) $223,000 of loans to, and receivables from, Industrias QAI,
(iv) $268,000 of third party receivables, and (v) $45,000 of cash. The intangible assets of QAI, in addition to good will, consisted primarily of know-how and a pending U.S. patent application, which had been assigned to QAI by Rockney D. Bacchus, relating to high efficiency central air conditioners. In the QAI Transaction, RefTech assumed certain specified liabilities of QAI, consisting of QAI's (i) indebtedness to the Company aggregating $670,000 plus accrued interest, which was incurred by QAI prior to its December 1996 letter of intent with the Company, (ii) indebtedness to Theo W. Muller, Chief Executive Officer and Chairman of the Company, and his affiliated companies aggregating $870,000 plus accrued interest, which loans were made in contemplation of, and to facilitate, the Closing, (iii) QAI purchase commitments incurred in the ordinary course of QAI's business for inventories, supplies and services aggregating approximately $1,300,000, and (iv) other QAI scheduled liabilities incurred in the ordinary course of QAI's business aggregating approximately $45,000.

      As part of the QAI Transaction, on February 19, 1997, RefTech entered into a sale and purchase agreement with Industrias QAI and its two nominal shareholders, Opal Simmons and Robert Given (the "Industrias QAI Agreement"), pursuant to which RefTech agreed to acquire, and was given the right to acquire, either the capital stock of Industrias QAI or the business and assets of Industrias QAI, at RefTech's election at any time on or before April 20, 1997. RefTech paid no additional consideration for its rights under the Industrias QAI Agreement. The purchase price to be paid upon closing of the Industrias QAI Agreement will be the higher of the book value of the capital stock of
Industrias QAI (which had a deficit book value of approximately $12,000 (unaudited) as of January 31, 1997) or 1,000 Mexican pesos. RefTech, as of March 15, 1997, has not yet determined whether it will acquire the capital stock or the assets of Industrias QAI; until the closing under the QAI Agreement, RefTech has the exclusive authority to manage Industrias QAI, whose only customer had been QAI. See "Impact of Mexican Operations".

      Prior to the Closing, the Company amended its By-Laws to provide that the Company's Chairman (currently Theo W. Muller) is to be the Company's Chief
Executive Officer. Effective at the Closing, (i) the Company elected Rick E. Bacchus as President of the Company and Rockney D. Bacchus and Ronald A. Bacchus as Vice Presidents of the Company, and (ii) each of such persons (collectively the "QAI Principals") entered into five-year employment agreements with RefTech (the "Employment Agreements"), pursuant to which Rick E. Bacchus was appointed President of RefTech (reporting to RefTech's Chairman and Chief Executive Officer, currently Theo W. Muller), Rockney D. Bacchus was appointed Vice
President - Development of RefTech and Ronald A. Bacchus was appointed Vice President - Manufacturing of RefTech. See Item 10 "Executive Compensation". The Acquisition Agreement provides that, during the period through December 31, 2001, the QAI Principals, as a group, have the non-assignable right to nominate three of the seven directors constituting the Company's Board of Directors. See
Item 9 - "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act." RefTech (i) has agreed to lend up to an aggregate of $240,000 to the QAI Principals, and (ii) has the right to purchase from BII certain equipment and vehicles previously leased to QAI for an amount equal to their fair market value. See Item 12 - "Certain Relationships and Related Transactions". RefTech is leasing from BII the factory building in Sunland Park, New Mexico, which had been occupied by QAI. See Item 2
- "Description of Properties."

INDUSTRY BACKGROUND

     EVAPORATIVE COOLERS. Evaporative coolers operate by forcing air through a water saturated filter media. Although the technology of cooling by evaporation is mature, the efficiency of an evaporative cooler is determined by, among other things, the thickness and type of filter media used, the amount of air which can be forced through the filter media and the surface area of the filter media from which water can be evaporated into the surrounding air. Evaporative coolers do not have refrigeration units and are limited in the amount by which they can cool; however, in an arid climate evaporative coolers can be up to 70% more efficient than traditional refrigerated air conditioning. The market for evaporative coolers in the United States, which is concentrated in the arid areas of the Southwest, is seasonal and totals over $100 million annually. Over 75% of the market consists of replacement units, which are generally purchased by the homeowners in retail home centers and hardware and building supply stores. The largest retailers are serviced directly by manufacturers, while smaller retailers buy from distributors. The remainder of the market, generally serviced by distributors, consists of HVAC and plumbing contractors, and includes new construction, home building and manufactured housing.

      HEAT EXCHANGERS. Heat exchangers are utilized primarily for heat recovery from systems which generate heat, to enable the heat energy to be recycled. In a heat exchanger, the heat is transferred from one medium (either a liquid or a gas mixture, such as air) to another medium (either a liquid or a gas mixture), without such mediums coming into direct contact with each other. Heat exchangers are used for, among other things, recycling heat generated from an air conditioning system to other uses within a building where higher temperatures are needed. The market for heat exchangers historically has been small and undeveloped because of the high initial cost of the product. However, compliance with more stringent requirements of state indoor air quality ventilation codes, based on American Society of Heating, Refrigeration and Air-Conditioning Engineers, Inc. ("ASHRAE(R)") standard 62 - "Ventilation for Acceptable Indoor Air Quality", has broadened the market for the product.

      CENTRAL AIR CONDITIONERS. The market for residential central air conditioning equipment is close to 5.5 million units per year, including both new construction and replacement demand. Central air conditioning had been in common use for many years and the products have been standardized around accepted performance standards, using air as cooling medium. Standard tests used to establish performance, expressed as an "energy efficiency rating ("EER") or as a seasonal energy efficiency rating ("SEER") are certified by the Air Conditioning and Refrigeration Institute ("ARI"), an industry association. In 1992, the U.S. government mandated a minimum SEER of 10 for residential central air conditioning units. Residential central air conditioners generally have a EER of 9 to 11 and a SEER of 10 to 13. See "Government Regulations".

COMPANY PRODUCTS

      EVAPORATIVE COOLERS. Most evaporative coolers are manufactured with a square or rectangular exterior housing, due to the difficulty in manufacturing and assembling an exterior housing of a different shape. However, a circular exterior housing, while more difficult to produce, is more energy efficient since it has a larger exterior evaporative surface for the area which it occupies. The Company's AIREZE(TM) cooler utilizes a round reinforced fiberglass cabinet. While less cosmetically attractive, the fiberglass housing, unlike metal, is rust-free and the circular nature of the housing allows greater air flow, resulting in more efficient air cooling. The Company provides a fifteen-year guarantee on the AIREZE cooler's fiberglass cabinet, as compared to a five-year guarantee typically given by manufacturers of other coolers.

      The AIREZE cooler has been continuously marketed since 1978, initially by BII until September 1995 and from January 1996 until the Closing by QAI. QAI and BII had been marketing the AIREZE cooler primarily for new construction, including factory-built homes, and had an insignificant share of the evaporative cooler market. Sales of AIREZE coolers were approximately $2,000,000 during the year ended December 31, 1996, with no single customer accounting for more than 10% of sales.

     During 1997, the Company intends to target certain large retail home centers and building supply and hardware stores as a new distribution channel. However, the Company has no experience in marketing its products to retail outlets, some of whom have special problems, such as inadequate working capital which may affect their ability to timely pay for their purchases from the Company and could require the Company to grant extended credit terms. Furthermore, and irrespective of the contracted payment terms negotiated, many retail outlets do not pay for their merchandise unless and until such merchandise "sells through" to the consumer. As a result, there can be no assurance that such strategy will be successful or will result in increased sales of AIREZE coolers.

      HEAT EXCHANGERS. The heat exchanger built by the Company, primarily sold under the E2PAK(TM) trade name, are custom made and are used to retrofit sub-assemblies used in commercial and industrial large central air conditioning units to give them improved or specialized performance such as increased energy recovery. To date, the Company has sold the E2PAK only to two specialized contractors, Spec-Air and Cannon Fabrication Inc., for inclusion by such contractors in large commercial Carrier, Trane and McQuay installations. See "Manufacturing."

      The Company believes that the E2PAK has a lower initial cost and higher performance than other similar heat exchangers, but the Company has not yet initiated any program to expand sales beyond its two present customers, and there can be no assurance as to when, if ever, that the Company will be successful in expanding such sales. Sales of E2PAK units by QAI aggregated $648,000 in 1996.

      CENTRAL AIR CONDITIONERS. QAI completed development of its AC2(TM), a water cooled central air conditioner, in 1996 and the Company anticipates commencing manufacture in limited quantities by the beginning of April 1997. The Company has not yet received energy efficiency ratings for its AC2 unit, but expects that the AC2 may receive an EER rating of 15; however, there can be no assurance that it will be as high as the Company expects. See "Government Regulations".

      Unlike traditional central air conditioners, the condenser coils of which are air cooled, the condenser coils in the AC2 air conditioner, using technology for which the Company has a pending patent application, are water cooled, requiring the connection of a separate water line which requires installation by a plumber. As a result of the lack of product and brand name recognition and suggested additional annual maintenance, including cleaning of the water medium, the Company expects to initially encounter market resistance from builders and homeowners, and there can be no assurance that the AC2 will gain sufficient market acceptance to generate significant sales within a reasonable period, if at all.

      The Company recently began marketing the AC2, mainly through distributors, who are marketing the AC2 to "authorized" dealers. As the design of the AC2 is different from other available central air conditioning equipment, the Company is requiring air conditioning contractors desiring to become "authorized" AC2 dealers to attend a one-day installation class at the Company's Sunland Park, New Mexico facility.

      QAI had sold a central air conditioner and related heat pump using unpatented technology (related to the technology in the AC2) under the EVAPCON(TM) trade name; however, sales of this product were not significant, and the Company currently does not intend to emphasize this product line.

      The Company's personnel have limited sales, marketing and distribution experience with central air conditioners. The introduction of the AC2 will require certain sales, marketing and distribution capabilities, some of which the Company does not currently possess, and there can be no assurance that the Company will be able to establish a sales and marketing capability which would be successful in gaining market acceptance for the AC2. The Company is devoting a material portion of its available resources to the commercialization of the AC2, and failure of the Company to establish the necessary sales, marketing and distribution network for the AC2 will have a material adverse effect on the Company's financial condition.

MARKETING

     The Company markets its products mainly through independent manufacturers' representatives and, in the New Mexico and Western Texas markets, through a newly organized sales force. As of March 21, 1997, the Company employed three full time sales persons, and had eight independent manufacturers' representatives covering the western and southwestern United States.

      The Company offers a limited warranty on its manufactured fiberglass enclosures and housings for 15 years, on its purchased compressors and condenser coils for five years and on the other components in its products for one year.

BACKLOG AND SEASONALITY

      The market for evaporative coolers and, to a slightly lesser extent, for air conditioners is highly seasonal. Backlogs for these products are limited, as they are shipped from stock upon demand. When these units are shipped out of season to distributors, the industry generally defers the payment obligations therefor to the beginning of the following cooling and air conditioning season. Although the Company obtains written purchase commitments from its "authorized" AC2 dealers before they are allowed to enroll in the Company's required AC2 installation class, the Company does not consider such commitments to be firm purchase orders and such commitments are not considered as backlog. As of March 21, 1997, backlog for the AIREZE evaporative cooler and the EVAPCON air conditioner was approximately $593,000 and $76,000, respectively, and the Company did not have any material backlog for the AC2 air conditioner. The E2PAK is less seasonal and, contrary to the Company's residential products, these units are made to order. As of March 21, 1997, the E2PAK backlog was approximately $160,000.

MANUFACTURING

        The Company manufactures all fiberglass components, such as the enclosures for the AC2, as well as the entire AIREZE evaporative cooler in its Ciudad Juarez, Mexico facility. Manufacturing operations include fiberglass spray up molding to manufacture tops, bases and blower housings, and fiberglass weaving to manufacture pad frames for the AC2 and AIREZE. Final assembly of purchased motors, pumps and other components, with manufactured molded parts and complete fiberglass baskets, for the AIREZE also takes place in this facility. As of March 21, 1997, this facility had a combined production capacity of approximately 120 enclosures and/or AIREZE evaporative coolers per day.

      The thermoforming and assembly of louvers for all of the Company's residential products, as well as the manufacturing of the E2PAK, is performed at the Company's Sunland Park, New Mexico facility. As of March 21, 1997, production capacity was approximately 90 louvers and 20 feet of E2PAK heat exchanger plates per shift.

      The assembly of purchased motors, pumps and other components, with manufactured enclosures and housings, for the AC2 will be performed at the Company's facility in Westway, Texas. The Company expects that, after completion of the start-up phase at this faility, its production capacity will be 100 units per day.

     The equipment used by the Company for the manufacture of its E2PAK was sold by BII to Spec-Air in 1994, and leased back to BII pursuant to a 5 year lease expiring in October 1998, which lease is expected to be assigned by BII to the Company in connection with the QAI Transaction. Until the Company is assigned the lease, the Company is making the payments thereunder and BII is permitting the Company to use the leased equipment. The lease requires annual payments of $48,010 and gives the lessee the first right to purchase the equipment if Spec-Air determines to sell or relocate the equipment. In accordance with the lease, Spec-Air (which is the Company's largest customer) has the first right to purchase all E2PAK units manufactured by the Company, and the Company is required to deliver a minimum number of such units to Spec-Air monthly. The lessee is required to repay to Spec-Air one-half of the purchase price of each unit purchased by Spec-Air until such payments aggregate $100,000, which amount is to be held by Spec-Air as a non-refundable deposit against the purchase price for the equipment if the lessee exercises its right to purchase the equipment. The lease also requires the lessee to pay Spec-Air a royalty on all E2PAK units sold by the Company to third parties and requires that any such sales be at a price at least 25% in excess of the price that the units are sold to Spec-Air.

      QAI, prior to the sale of its business to the Company, operated at a loss and had limited production volume; and there can be no assurance that the Company will be able to make the transition to the higher production volumes needed for commercial success with acceptable profit margins. In addition, and since the Company is only beginning to manufacture the AC2, there can be no assurance that unforeseen technical or other difficulties will not arise which could interfere with the manufacture of such product.

SOURCES OF SUPPLY

      The fiberglass and resin raw materials used in all of the Company's products, as well as the copper coils used in the AC2, are commodity products that have historically been readily available from multiple suppliers. However, the Company relies on a small number of manufacturers for the motors, pumps and air compressors which it uses, and has not had a long standing relationship with any of such manufacturers. In addition, some of these components have long lead order times and shortages could develop, which could hamper the ability of the Company to produce its products, particularly the AC2, which would have a material adverse effect on the Company's operations.

COMPETITION

      In the evaporative cooler market, the Company believes that the principal competitive factors are appearance, brand name recognition, efficiency and price. The Company is attempting to compete on the basis of efficiency and price. The Company's competitors include three metal enclosed evaporative cooler manufacturers, Adobe Air Inc., Champion/Essick and Phoenix Manufacturing, and one plastic enclosed evaporative cooler manufacturer, Tradewinds, which competitors collectively control approximately 95% of the U.S. evaporative cooler market and all of whom have significantly greater financial, manufacturing and marketing resources than the Company and benefit from greater market recognition.

      In the heat exchanger market, the Company believes that the principal competitive factors are efficiency and price. However, as the Company units are custom made and sold only to two customers, the Company does not have reliable information as to the competitive factors which are relevant to this product line.

      The air conditioning industry is highly competitive and the Company believes that the principal competitive factors in the central air conditioning market are price, brand recognition and energy efficiency ratings. The Company's major competitors included Carrier, Rheem/Ruud, Goodman (Janitrol), Trane, Lennox and York/Coleman, each of which has a 10% or higher market share. All of the Company's competitors have substantially greater manufacturing, marketing and financial resources than the Company and benefit from greater market recognition. In addition, since the AC2 is technically distinct from the equipment offered by all of the Company's competitors, there is no assurance that the AC2 will be accepted by the marketplace.

PATENTS AND TRADEMARKS

     The AIREZE evaporative cooler and the E2PAK heat exchanger each embody a U.S. patent owned by the Company. The Company has a patent pending on the AC2 air conditioner, but there can be no assurance that the Company's patent applications will result in any issued patent. Due to changes in technology, the Company contemplates that alternative technological solutions may be devised to accomplish the purposes of its patents, but that such patents may offer short-term protection from third parties. There can be no assurance that other parties have not applied for or will not obtain patents under which the Company would need to be granted a license or around which the Company would be forced to redesign its products. The Company seeks to protect its intellectual property rights through a combination of trade secret, nondisclosure and other contractual arrangements, and patent, copyright and trademark laws. The Company generally enters into confidentiality agreements with its employees, consultants, and sales representatives and limits access to and distribution of its proprietary information; however, there can be no assurance that these actions will be adequate to deter misappropriation of the Company's proprietary information, or that the Company will be able to detect unauthorized use of its intellectual property rights, or that the Company can afford the high cost required to enforce its intellectual property rights. Furthermore, there can be no assurance that a claim that the Company's products infringe on the intellectual property rights of others will not be asserted successfully against the Company in the future.

GOVERNMENT REGULATIONS

      Various federal and state statutes, including the National Appliance Energy Conservation Act of 1987 (which superseded certain then existing state requirements) and the Energy Policy Act of 1992, impose energy efficiency standards for certain of the Company's products. Although the Company products are believed to meet or exceed such standards to date, stricter standards in the future could require substantial research and development expense and capital expenditures to maintain compliance. If the Company is unable to maintain compliance or if it otherwise determines that the cost of compliance is too expensive, it may be required to discontinue some or all of the affected products, which could have a material adverse effect on the Company.

      The Company's AC2 utilizes HCFCs as its refrigerant. HCFCs currently are an acceptable substitute for CFC refrigerants, which have a more harmful effect on the environment and are being phased out of use. The Company does not expect that requirements to ultimately phase out HCFCs will have a material adverse effect on its operations, since it believes that acceptable substitutes are being developed by third parties which will be commercially available to the Company.

EMPLOYEES

      As of March 21, 1997, the Company had 143 employees (including 114 persons employed by Industrias QAI), of whom 121 were hourly employees. None of the Company's employees are represented by a labor union, and the Company believes that its employee relations are good.

IMPACT OF MEXICAN OPERATIONS

      The Company currently is managing Industrias QAI (a Mexican company, all of whose operations are conducted in Mexico) and, as part of the QAI Transaction, will purchase either the capital stock or the business and assets of Industrias QAI on or before April 20, 1997. See "Acquisition of QAI". Industrias QAI, as of March 21, 1997, had 114 employees and manufactures all fiberglass enclosures and housings used by the Company, as well as the Company's AIREZE evaporative cooler, in its Ciudad Juarez, Mexico facility. The ability to have manufacturing operations in Mexico is a critical component of the Company's current business plan. See "Manufacturing" and Item 2 - "Description of Properties". Accordingly, any event which has a material adverse impact on the operations of Industrias QAI should be expected to have a material adverse impact on the operations of the Company as a whole.

      Industrias QAI operates as a "maquiladora" under the Mexican government's Border Industrialization Program. A maquiladora is a company formed to assemble components into finished products or to carry out particular labor-intensive manufacturing operations, primarily for export, and are normally formed to take advantage of the inexpensive labor available in Mexico. Under the program, machinery, equipment, parts, raw materials and other components are allowed to be imported duty-free into Mexico, provided that they are used in the assembly or manufacture of semi-finished or finished products for export. In addition, under current U.S. law, the Company does not pay any import duties on finished goods shipped to it by Industrias QAI.

      Substantially all of the cost of operations and operating expenses of Industrias QAI, which constitute more than an insignificant percentage of the Company's total cost of operations and operating expenses, are peso-denominated. The Company does not use foreign currency forward contracts to offset exposure to U.S. dollar/Mexican peso exchange rates and, as a result, any significant appreciation of the peso against the dollar would have an adverse effect on the Company's operating results. Although there have been significant fluctuations in the U.S. dollar/Mexican peso exchange rate, the Company does not expect the peso to appreciate significantly against the dollar in the near term.

      Pursuant to Mexican Federal Labor Law, employees who have served Industrias QAI for 15 years of more and who voluntarily end their association with it (whether upon retirement or otherwise) are entitled to a one-time seniority-based payment currently equal to three months' salary plus 20 days salary multiplied by the number of years of service. Industrias QAI, which has been in existence for less than two years, has not yet established any accrual for such liability, based on its estimate that any such liability, given its historic employee turn-over rates, would not be material. Mexican law also requires certain other payments to be made to employees in the event of dismissal without serious cause, disability or death. Mexican companies also are required to set aside for their employees a share in "business profits" based upon net income; however, Industrias QAI, which had taxable income in 1996 of 407,816 pesos ($54,343), was not subject to employee profit sharing in 1996.

      Over the last few years, a program of reform has begun to modify the nature of the Mexican government's role in the Mexican economy. Nevertheless, the Mexican government continues to exercise significant influence over many
aspects  of  the  Mexican  economy.  Accordingly,   Mexican  government  actions
concerning the economy could have significant effects on private sector entities, including Industrias QAI. The Company cannot assure that future Mexican governmental actions or future developments in the Mexican economy, including a continued slowdown of the Mexican economy or the development of any social unrest, over which the Company has no control, will not impair the operations of Industrias QAI or the operations and financial condition of the Company.

      Pursuant to temporary regulations issued by Mexican tax authorities in March 1995, the Company's Mexican assets may be subject to tax, if the Company does not comply with certain transfer pricing criteria. The Company believes that QAI previously was in compliance with such rules and that the Company, since the QAI Transaction, has been in compliance with such rules. In the event that the Company is found to be in non-compliance, imposition of such tax could have a material averse effect on the Company.

      In 1993, Mexico, the United States and Canada approved the North American Free Trade Agreement ("NAFTA"). NAFTA has, among other things, removed and will continue to remove, over a transition period, most normal customs duties imposed on goods traded among the three countries. In addition, NAFTA will remove or limit many investment restrictions, liberalize trade in services, provide a specialized means for settlement of, and remedies for, trade disputes arising under NAFTA, and will result in new laws and regulations to further these goals. With the enactment of NAFTA, the MAQUILADORAS program is expected to be phased out. It is uncertain what ultimate effect, if any, NAFTA will have on the Company's business plans to maintain a manufacturing operation in Mexico or the effect, if any, that the phase-out of the MAQUILADORAS program will have on the Company's future results of operations.

ENVIRONMENTAL CONSIDERATIONS

     The Company's operations are subject to various U.S. and Mexican environmental statutes and regulations. In addition, certain of the Company's operations are subject to U.S. federal, state and local and Mexican environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. Although the Company believes that its present operations, and the operations of Industrias QAI, comply in all material respects with existing laws and regulations, compliance standards change. Unforseen significant expenditures required to maintain such compliance could have a material adverse effect on the Company's business and financial condition.

     The Company presently is the subject of administrative proceedings relating to environmental matters arising from its previous operations. See Item 3 - "Legal Proceedings".

ITEM 2. DESCRIPTION OF PROPERTIES

      The following sets forth, as of March 15, 1997, information concerning the real property owned, leased or managed by the Company:

LOCATION                        FUNCTION                             SQUARE FEET      OWNERSHIP
Sunland Park, New Mexico        Corporate Offices, Development,      28,000           Leased
                                E2PAK Manufacturing & Warehouse

Westway, Texas                  Warehouse                            54,700           Leased

Ciudad Juarez, Mexico           Fiberglass cabinet &                 22,800           Managed
                                AIREZE Manufacturing


      The property in Sunland Park, New Mexico, located on a 1.3 acre parcel, is leased by RefTech from Bacchus Industries, Inc., pursuant to a three year triple-net lease expiring March 1, 2000, at a monthly rental of $6,500, with a right of RefTech to extend the lease for an additional five year term. The purchase of the property was financed by the U.S. Small Business Administration, and RefTech has the right to terminate the lease on 120 days prior notice in the event of a foreclosure of the property. See Item 1 - "Business - Acquisition of QAI."

      The property in Westway, Texas, located on a 6.5 acre parcel, is currently leased by RefTech from an unaffiliated third party pursuant to lease expiring in April 1997, at an monthly rental of $5,000. RefTech has agreed to purchase the property, "as is", subject to inspection, upon expiration of the lease, for $450,000. RefTech is renovating the property to conduct AC2 manufacturing operations thereon, and anticipates that renovations will be completed and manufacturing will commence before the property is purchased. The cost of the renovations, aggregating approximately $25,000, and the purchase price for the property will be paid by the Company from its available cash resources, although the Company may obtain mortgage financing subsequent to its purchase of the property.

      The property in Ciudad Juarez, Mexico, located on a 1.8 acre parcel, is leased by Industrias QAI from an unaffiliated third party, for the sole purpose of manufacturing fiberglass articles, pursuant to a five year triplenet lease expiring in January 2001, at an annual rental increasing from approximately $102,500 in 1997 to approximately $123,500 in the fifth year of the term, plus the amount of value-added taxes thereon.

      The Company believes that its properties are adequately covered by insurance and are suitable and adequate for their present use, and that such properties offer the Company the appropriate capacity for its anticipated operations in the foreseeable future.

     In addition to the properties used by the Company in the operations of its business, the Company owns approximately 263 acres of property in Rockaway
Township, New Jersey, all of which property (collectively, the "Rockaway property") was acquired from a predecessor of Morton Thiokol, Inc. ("Thiokol"). The Company has net leased a 62 acre parcel (the "SteriGenics parcel"), which includes the Company's former 30,600 square foot irradiation facility, to SteriGenics East Corporation ("SteriGenics East") pursuant a lease, for an initial six year term expiring in August 2002, with a five-year renewal option, at a base rent of approximately $77,000. In addition, as part of the lease, the Company has granted SteriGenics East an option, during the initial term of the lease, to purchase the SteriGenics parcel at a price decreasing from approximately $405,000 on and after August 1997 to $138,000 in August 2002. If the environmental remediation on the SteriGenics parcel (see Item 3 "Legal Proceedings -- New Jersey Environmental Proceedings") has been substantially completed and the SteriGenics parcel has been removed from the national Priorities List by the expiration of the initial term of the lease, the Company has the right to require SteriGenics East to purchase the SteriGenics parcel in August 2002 at a price of approximately $138,000. In order to obtain certain assurances from the New Jersey Department of Environmental Protection (the "NJDEP"), SteriGenics provided the NJDEP with a $500,000 letter of credit (the "L/C") to secure certain obligations of the Company to complete the environmental remediation on the SteriGenics parcel. In connection therewith, the Company has agreed that if the NJDEP has not voluntarily reduced the L/C by at least $40,000 by August 1, 1998, and by at least such amount by each anniversary thereafter through the end of the initial term of the lease, the Company will provide a letter of credit to the NJDEP in the amount of such deficiency. The Company also has granted SteriGenics East a right to set off the rental payments on the lease in the event that the NJDEP draws down on the L/C and the Company fails to reimburse SteriGenics therefor or if the Company otherwise commits certain defaults on its obligations to complete the environmental remediation on the site. In the event that SteriGenics East elects not to renew the lease, SteriGenics has agreed to continue to provide to the NJDEP a letter of credit in an amount of up to $300,000 and the Company has agreed to keep in effect its letter of credit for up to the lesser of $200,000 or the amount then required by the NJDEP.

      The remaining 201 acres of the Rockaway property, which adjoins the SteriGenics parcel, includes a 65- acre former industrial park and has a book value of $50,000. The Company is delinquent in the payment of local real estate tax on this property; such delinquency, with penalties and interest, aggregated approximately $191,000 as of December 31, 1996 and has been accrued by the Company in its financial statements. The failure to make this tax payment is non-recourse to the Company's remaining Rockaway property and other assets.

      A substantial portion of the Rockaway property has been pledged to secure certain obligations of the Company. See Item 6 - "Management's Discussion and Analysis or Plan of Operation" and Note 8 to Consolidated Financial Statements included under Item 7 - "Financial Statements".

      See also Notes 2, 4, 5 and 8 to Consolidated Financial Statements included under Item 7 - "Financial Statements".

ITEM 3.    LEGAL PROCEEDINGS

      From time to time, the Company has been involved in various legal proceedings which are incidental to the conduct of its business and are not expected to have a material adverse effect on the Company's consolidated financial position or results of its operations. In addition, the Company is involved in the environmental proceedings described below.

NEW JERSEY ENVIRONMENTAL PROCEEDINGS

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

      In 1989, the NJDEP issued a second directive to the Company and Thiokol for a Phase II Remediation Investigation/ Feasibility Study (the "Phase II Study") primarily with respect to an additional 65 acre portion of the Rockaway property. According to the directive, both the Company and Thiokol were jointly and severally liable for all costs of the clean-up and removal of hazardous substances discharged on the Rockaway property. In 1991, the Phase II Study was completed and the NJDEP advised the Company and Thiokol that it intended to perform additional groundwater studies in order to delineate the extent of groundwater contamination. In 1992, the Company and Thiokol entered into an administrative consent order (the "ACO") with the NJDEP, pursuant to which the Company (i) agreed to pay all costs incurred in connection with the Phase II Study, and (ii) agreed to implement appropriate actions to complete the remediation of the Rockaway property under the supervision of the NJDEP. In connection with the ACO, the Company, in 1992, established an accrual for its estimated costs associated with the Phase II Study and the remediation of the Rockaway property. During 1993, the Company was assessed additional costs related to the Phase II Study, and the Company completed the surface cleanup of the Rockaway property, which included, among other things, excavating soils with PCB levels above NJDEP non-residential standards. In August 1996, the Company made a payment of $575,000 to the NJDEP as full settlement of all then outstanding financial claims asserted under the ACO, as well as all such claims which could be asserted for the period ended October 31, 1996 and, as a result, the NJDEP released the lien it had placed on the Rockaway property.

      During 1994, the NJDEP issued a Record of Decision (the "ROD") with respect to approximately 80 acres of the Rockaway property, which proposed remedial action involving hydrofracturing of the cracked bedrock and the installation of a system to pump and treat the groundwater under a portion of the Rockaway property. During 1995, the Company conducted a three-well pilot study, using the "Clean-Ox" hydrogen peroxide-based remedial system, to test its effectiveness in decreasing contaminant levels in the deep aquifer. Based upon the results of the study, in February 1996, the Company petitioned the NJDEP for a change in the Remedial Action Work Plan under the ROD to permit broader use of the "Clean-Ox" system. In April 1996, the NJDEP responded to the Company's petition and advised the Company that the pilot test of the "Clean-Ox" remediation program was not considered conclusive. In September 1996, the Company completed a second "Clean-Ox" test, which further reduced the contamination; however, on March 7, 1997, the NJDEP reaffirmed its requirement that the Company comply with the ROD and submit a revised Remedial Action Work Plan proposal in accordance with the ROD.

NASCOLITE SITE

     In August 1994, the U.S. Environmental Protection Agency (the "EPA") issued an Administrative Order (No. II-CERCLA-94-0124) (the "Order") naming the Company as a respondent in a proceeding under Section 106(a) of CERCLA, alleging that the Company, along with two other respondents and eight previously identified potentially responsible parties (collectively the "PRP Group"), arranged for the disposal or transport for disposal of one or more hazardous substances to property owned by Nascolite Corporation (a manufacturer of polymethyl methacrylate ("MMA") plastic sheet) in Millville and Vineland, New Jersey (the "Nascolite Site"). The Nascolite Site was operated by Nascolite as a scrap acrylic reclamation facility from 1953 to 1980 and was placed on the National Priorities List in 1984. Subsequently, a Remedial Investigation and Feasibility Study was conducted and various hazardous materials were found to be on the Nascolite Site. In 1988, the EPA issued a Record of Decision for operative unit 1 ("OU1"), which addressed ground water remediation on the Nascolite Site and, in 1991, the EPA issued a Record of Decision for operative unit 2 ("OU2"), which addressed contaminated soils and structures on the Nascolite Site. A Preliminary Waste-In-List prepared in 1990 by the EPA indicated that 5,468,455 pounds of hazardous materials, primarily liquid waste MMA, was sent to the Nascolite Site. The Company has no current record of any such shipments, except for a 1978 invoice reflecting that 4,400 pounds of "sludge" was picked up by Nascolite from the Company for transport to the Nascolite Site. The Company's operations have not used MMA or generated MMA sludge for more than the past five years.

      The Order requires that each of the respondents named therein undertake and complete all response actions to implement the Record of Decision for OU1 (estimated to cost between $7 million and $30 million) as a joint effort and that the Company and the PRP Group are to be jointly and severally responsible for carrying out all of the requirements of the Order; and that if the EPA incurs any future response costs due to a failure by the named respondents to comply with the Order, each of the named respondents will be responsible for triple damages, penalties of up to $25,000 per day and other penalties under CERCLA. The EPA has not yet asserted any claims against the Company in connection with the Record of Decision for OU2. On January 26, 1995, the EPA also notified the Company that it had incurred previous response costs aggregating in excess of $3.9 million with respect to the Nascolite Site, demanded payment thereof plus interest and offered the Company the right to enter into negotiations with the PRP Group to lead to reimbursement to the EPA of Response Costs. On February 9, 1995, the Company, without admitting any liability, notified the EPA that it elected to participate in good faith negotiations with the PRP Group. Simultaneously, the Company entered into a Tolling Agreement with the United States on behalf of the EPA, pursuant to which the EPA agreed not to institute the alleged cause of action against the Company prior to September 1, 1995 in order to permit the Company to pursue good faith efforts to settle with the PRP Group the claims alleged against the Company in the Order.

      In 1996, the Company entered into a Partial Consent Decree with the EPA pursuant to which the Company agreed to pay the EPA, upon court approval of the Partial Consent Decree, approximately $32,000 in settlement of all OU1 claims.

      By letter dated October 1, 1996, the NJDEP advised the Company and the other members of the PRP Group that the NJDEP is seeking approximately $285,000 from the PRP Group for its response costs at the Nascolite Site. The Company has agreed to allow the PRP Group to represent it in negotiations with the NJDEP as long as the PRP Group agrees that the "de minims" parties, such as the Company, contribute pro-rata on the same basis as the EPA settlement involving OU1 (in which instance, the Company's pro-rata share was fixed at 0.09% of the total cost).

GENERAL

     As of December 31, 1996, the Company had accrued $779,562 for the possible implementation of a groundwater remediation plan required by the ROD on the Rockaway property, for payment under the Nascolite Partial Consent Decree and for response costs with respect to the Nascolite Site. As a result of ongoing remediation and NJDEP involvement in these matters, there can be no assurance that the cleanup, remediation and NJDEP oversight accruals will represent the Company's ultimate liability. See Note 8 to Consolidated Financial Statements included under Item 7 - "Financial Statements."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matter was submitted to a vote of securities holders of the Company during the fourth quarter of its 1994 fiscal year.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's Common Stock is traded on The Nasdaq Small-Cap Market under the symbol "RTII". The following table sets forth the high and low bid quotations for each quarterly period during the two calendar years ended December 31, 1996 for the Company's Common Stock, as reported by The Nasdaq Small-Cap Market. The quotations for the period prior to May 25, 1995 have been retroactively adjusted to reflect an onefor-eight reverse stock split, effective as of such date.

                                           HIGH BID           LOW BID

            1st Quarter  1995             $ 4                $3
            2nd Quarter 1995                3-1/4             1-1/2
            3rd Quarter  1995               1-7/8             1-1/4
            4th Quarter  1995               4-7/8             1-11/16

            1st Quarter  1996              2-11/16            1-11/16
            2nd Quarter 1996                3-1/4             2-1/4
            3rd Quarter  1996               3-3/8             2-7/8
            4th Quarter  1996               3-7/8             3-1/4


     As of December 31, 1996, the C mpany had approximately 2,000 holders of record of its Common Stock. During the fiscal year ended December 31, 1996, there were transactions in the Company's Common Stock on approximately 64% of all trading days.

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

DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS

            Certain  statements  contained in this Annual  Report on Form 10-KSB under Item 1 - "Description of Business" and this Item 6 - "Management's Discussion and Analysis or Plan of Operation" may be considered forward-looking statements. Such statements relate, among other things, to the plans and objectives of management for future operations, including plans or objectives relating to the products of the Company, management's estimate of certain future costs and expenses and the future performance of the Company. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause the Company's actual results to differ materially from any projected results expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the uncertainties accompanying new product marketing, including market resistance and the timing and ability to establish the necessary sale, marketing and distribution network, the impact of current and future government regulations, the seasonal nature of the industry in which the Company operates, the risks associated with a transition from limited production volume, the impact of competitive products, the ability to have available projected cash and other resources on a timely basis, if at all, the risks involved with a manufacturing operation in Mexico, as well as the other factors discussed in Item 1 - "Description of Business" and elsewhere in this Annual Report on Form 10-KSB.

FINANCIAL CONDITION

      Information with respect to total assets, long-term debt (net of current portion and discount), working capital (deficiency) and certain related ratios, as of December 31, 1996, 1995 and 1994, is as follows, however, as a result of the sale to SteriGenics International ("SteriGenics") of the Company's former irradiation business in August 1996 (the "SteriGenics Transaction") and the acquisition of the business of Quality Air, Inc ("QAI") and its affiliated Mexican company, Industrias QAI, S.A. de C.V. ("Industrias QAI") in February 1997 (the "QAI Transaction"), the information set forth herein and in "Results of Operations" below may be of only limited analytical value:


                                                   1996       1995        1994
                                                   ----       ----        ----

Total assets (in thousands)                      $ 4,244    $ 7,882     $ 7,920

Long-term debt, net of discount (in thousands)   $   265    $ 2,024     $ 2,022

Working capital (deficiency) [current            $ 2,994    ($1,116)    ($  510)
assets less current liabilities] (in
thousands)

Working capital ratio [current assets            32 to 1    .38 to 1    .63 to 1
to current liabilities]

Percentage of total liabilities to
stockholders' equity                                  45%       149%        114%

     At December 31, 1995, the Company had cash and cash equivalents of $77,631 and a working capital deficit of $1,116,028. At December 31, 1996, the Company had cash and cash equivalents of $2,578,180 and working capital of $2,994,640, primarily as a result of the Sterigenics Transaction. During 1996, the Company used approximately $670,000 of its working capital for loans to QAI, which liability of QAI was assumed by the Company's wholly-owned subsidiary, Refrigeration Technology Inc. ("RefTech") as part of the QAI Transaction. In addition, Theo W. Muller, the Chairman and Chief Executive Officer of the Company, and his affiliated companies, loaned $870,000 to QAI, which loans (with accrued interest thereon) were assumed by RefTech at the closing of the QAI Transaction; such loans have since been repaid. See Consolidated Statements of Cash Flows included under Item 7 - "Financial Statements" and Item 12 - "Certain Relationships and Related Transactions".

      The Company's net cash used by operating activities in 1996 was $78,219; in 1995, the discontinued irradiation business provided cash of $493,610. Investing activities in 1996 provided net cash of $2,580,568, mainly from the sale by the Company of its irradiation business, offset by purchases of fixed and other assets and the $670,000 loan to QAI in contemplation of the QAI Transaction; in 1995, investing activities used net cash of $93,426 for the purchase of fixed assets. Net cash used in financing activities in 1996 was $1,800, which resulted from the sale of preferred stock (which was subsequently returned to the Company in the Sterigenics Transaction and retired) and the exercise of warrants, offset by the repayment of debt; in 1995, net cash of $494,751 was used, primarily for the repayment of debt.

      The Company expects to be able to fund its 1997 operations and budgeted expenditures, including budgeted capital expenditures of approximately $970,000 and substantial seasonal buildup of inventory, from (i) currently available cash and cash equivalents, (ii) working capital, (iii) asset financing by RefTech,
(iv) forecasted sales, and (v) the anticipated private placement of 145,000 shares of authorized, but unissued Common Stock. The Company has completed the negotiation of a private placement of 145,000 shares of its authorized, but unissued Common Stock for an aggregate of $420,500, which it anticipates consummating on or about March 31, 1997, although there can be no assurance that such placement will be successfully concluded at such time, if at all.

      The Company has obtained audited financial statements (audited by an independent Mexican accounting firm) of Industrias QAI, but does not have audited financial statements for the cooling and air conditioner business of QAI. QAI had been operating such business since January 1996, and assumed the operations of a similar business operated by Bacchus Industries, Inc. (an affiliated company) until September 1995. Although the Company has requested that QAI use its best efforts to prepare such financial statements, the Company recently has been advised that even if such financial statements are fully prepared, such financial statements may not be capable of being audited unless there is sufficient available back-up documentation, of which there can be no assurance. Such lack of audited financial statements will prevent the Company from fulfilling certain requirements of the Securities and Exchange Commission under the Securities Act of 1933 (the "1933 Act"), which are a pre-condition to the registration for public offering and sale of the Company's securities and for the private placement of its securities if the Company avails itself of Regulation D under the 1933 Act ("Regulation D"). As a result, the Company would not be able to raise funds from the public sale of its securities, or from the private placement of its securities pursuant to Regulation D, until after its audited financial statements for the year ending December 31, 1998 become available. In addition, if the Company is not able to obtain and file such audited financial statements with the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the "1934 Act") by no later than May 13, 1997, the Company will become delinquent in its filings under the 1934 Act, the principal consequence of which will be the inability of holders of the Company's Common Stock, whose shares are characterized as "restricted securities" (as such term is defined in Rule 144 promulgated under the 1933 Act), from availing themselves of certain provisions of such Rule to publicly resell such restricted securities until after a two-year holding period (assuming such holders are not deemed to be affiliates of the Company).

      As of March 21, 1997, the Company did not plan to enter into any unsecured financing arrangements. The Company does not have any current banking credit relationships and does not know whether it will have the ability to borrow funds other than from a related party.

      The Company's operations conducted at Industrias QAI are labor intensive but, due to the prevailing wages paid in Mexico, the Company does not expect inflation to have a material impact on the Company's business. Except for the hiring of approximately 15 additional employees for its anticipated manufacturing operations in Westway, Texas, the Company does not expect any significant changes in the number of its employees during 1997.

     The February 24, 1997 acquisition of the cooling and air conditioning business of Quality Air, Inc. has effected a substantial change in the Company's consolidated balance sheet from the Company's consolidated balance sheet as of December 31, 1996, which is included in Item 7 - "Financial Statements". The QAI Transaction increased the Company's property, plant and equipment and added an intangible asset (air conditioning and related patents and patent application) of over one million dollars which, in the aggregate and when combined with the increase in liabilities arising from the QAI Transaction, will result in a reduction in working capital and a reduced working capital ratio.

      As described in Note 8 to Consolidated Financial Statements included under
Item 7 - "Financial Statements", the Company is obligated to remediate a portion of its Rockaway property. Costs relating to such activity have been provided for in accordance with existing environmental studies and approved cleanup plans. There can be no assurance that such provisions will constitute the ultimate liability of the Company, although the Company believes that such provisions are adequate. In addition, the Company has been named a respondent in an environmental proceeding relating to a disposal site, to which the Company shipped a relatively small amount of materials during a period prior to 1982. The Company has established an unfunded reserve therefor in its financial statements; although there can be no assurance that such provision will be adequate. See Item 3 - "Legal Proceedings".

      The NJDEP has the statutory right to obtain a lien on the Company's assets in an amount equal to any unreimbursed costs incurred by the NJDEP relating to environmental remediation of the Company's Rockaway property; however, the Company has paid all amounts owed to the NJDEP through October 31, 1996. See
Item 3 - "Legal Proceedings."

NEW ACCOUNTING PRONOUNCEMENTS

     In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation". The Company adopted this pronouncement by making the required pro forma note disclosure only. Accordingly, the adoption of SFAS No. 123 did not impact the Company's results of operation or financial condition.

UNCERTAINTY OF FUTURE OPERATING RESULTS

      Until August 1996, the Company was engaged primarily in the business of supplying irradiation services, which operations were sold on August 8, 1996. On February 24, 1997, the Company purchased an air cooling and air conditioning manufacturing business. Prior to such time, the Company had no experience in manufacturing, marketing and selling air cooling and air conditioning products or in marketing and selling any products through retail channels. Thus, any discussion of the Company's results of operations for the periods through December 31, 1996 are not a meaningful indication of the results of operations which may be expected subsequent to such date and should not be relied upon for such purpose.

     The Company expects that its future operating results may fluctuate as the Company gains manufacturing, sales and marketing experience in its new business. The cooling and air conditioner business is highly seasonal, and the Company anticipates that approximately half of its annual sales will be obtained during a three month period from late spring to early summer. The Company believes that its future success, if any, will be largely dependent on its ability to market its newly developed AC2 air conditioner, of which there can be no assurance. In addition, the Company's operating results will be significantly dependent on a number of factors, many of which are outside the Company's control. See Item 1 - "Description of Business". These factors include, among others: highly competitive market conditions and possible new product introductions by the Company's competitors, most of whom are substantially better known with substantially greater financial and other resources and offer trade named products which already have received significant market acceptance; changes in market demand; maintaining adequate working capital and cash resources to purchase necessary raw materials and components for the manufacture of sufficient finished products, to carry its anticipated accounts receivable and to carry out its marketing plans; the ability to anticipate the mix of customer orders which may be received and to manufacture products in advance thereof; the timing of receipt of customer orders and the ability to ship such orders on a timely basis; market acceptance of the Company's products; the ability to successfully carry out its marketing plans; continued compliance with industry standards and governmental regulations; the ability to continue to maintain certain manufacturing operations in Mexico at a reasonable cost; and general economic conditions. A significant portion of the Company's business may be derived from orders placed by a limited number of larger customers, and the timing of such orders can cause significant fluctuations in the Company's operating results. In addition, if anticipated customer orders fail to timely materialize and/or delivery schedules are deferred or canceled, the Company may not be able to timely and adequately adjust its commitments to compensate therefor.

RESULTS OF OPERATIONS

1996 RESULTS OF OPERATIONS COMPARED TO 1995 RESULTS OF OPERATIONS

      After elimination of sales and expenses for its discontinued irradiation business, the Company's ongoing revenues consisted entirely of interest and rental income. Total revenues for 1996 were $122,129, of which $79,199 was interest income and $42,930 was rental income. The Company had $9,776 of interest income in 1995 and no rental income. The increase in interest income arose from the investment of the net proceeds received by the Company from the sale on August 8, 1996 of its irradiation business, and the rental income arose from the rental of a portion of the Company's Rockaway property, included the irradiation facility located thereon, to the purchaser of such business. See
Item 1 - "Description of Business -- Sale of Irradiation  Operations" and Item 2
- "Description of Properties".

      General and administrative expenses were $217,005 in 1996, a 23% decrease from $280,604 in 1995. In 1995, such expenses primarily consisted of professional fees and public company maintenance costs while, in 1996, such expenses primarily consisted of professional fees (which were significantly reduced as compared to 1995), public company maintenance costs and a $60,000 write-off of an investment.

      Expenses of Rockaway Industrial Park remained constant. Environmental investigation, remediation and related legal expenses increased to $610,559 in 1996, compared to $223,590 in 1995, due almost entirely to a reserve for future remediation of the Rockaway property.

      Other income of $580,000 in 1996 represented a settlement of prior environmental insurance claims; in 1995, other income of $150,819 consisted primarily of the proceeds of a litigation settlement.

      As a result of the foregoing, the Company sustained a loss from continuing operations of $200,940, or $.18 per share, in 1996, compared to a loss from continuing operations of $419,104, or $.39 per share in 1995.

      In 1996, the Company sustained a loss of $72,000 from discontinued irradiation operations before the final decision to sell such operations and an additional loss of $24,242 from the disposal of such operations. In 1995, the Company sustained a loss of $105,539 from its irradiation operations. As a result, the Company reported a net loss of $297,182 or $.27 per share in 1996, as compared with a net loss of $524,643 or $.49 per share in 1995.

1995 RESULTS OF OPERATIONS COMPARED TO 1994 RESULTS OF OPERATIONS

      Net sales in 1995 were $4,352,027, a decrease of 3.1% from net sales of $4,492,630 in 1994. This decrease, despite increased processing volume, was primarily due to intense competitive pricing pressures resulting from irradiation industry overcapacity within the Company's geographic markets.

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

      Other interest expense of $259,968 in 1995 increased by $153,587 over 1994, primarily due to the interest rate increase on December 1, 1994 from an average rate of 4.72% to a fixed rate of 10% on $1,250,000 principal amount of City of Salem Municipal Port Authority Port Development Revenue Bonds ($250,000 principal amount of which was paid in December 1995), and to additional long-term debt incurred during 1995 related to Cobalt lease agreements. Other income in 1995 of $150,819 consisted primarily of $144,830 of net proceeds received in the settlement of all litigation with Dr. Martin A. Welt, a former executive of the Company.

      As a result of the foregoing, the Company recorded a loss of $524,643 in 1995 compared to a loss of $623,128 in 1994.

ITEM 7.   FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS
                                                                        PAGE

Independent auditors' report                                              19

Consolidated financial statements:

      Balance sheet                                                       20
      Statements of operations                                            21
      Statements of stockholders' equity                                  22
      Statements of cash flows                                            23
      Notes to consolidated financial statements                          24

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
RTI Inc.
Rockaway, New Jersey

We have audited the accompanying consolidated balance sheet of RTI Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As  discussed in Notes 5 and 8 to the  consolidated  financial  statements,  the
Company  owns  property   which  is  the  subject  of   continuing   significant
environmental investigation and remediation.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RTI Inc. and subsidiaries at December 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.





                                              /s/ BDO Seidman, LLP
                                             ---------------------
                                                  BDO Seidman, LLP

Woodbridge, New Jersey

March 20, 1997

                                                       RTI INC. AND SUBSIDIARIES


                                                      CONSOLIDATED BALANCE SHEET

==========================================================================================


DECEMBER 31, 1996
------------------------------------------------------------------------------------------
ASSETS
CURRENT:
   Cash and cash equivalents                                                  $  2,578,180
   Prepaid expenses and other                                                       27,760
   Escrow deposit (Note 1)                                                         407,944
   Certificate of financial assurance - restricted (Note 3)                         75,000
------------------------------------------------------------------------------------------
                TOTAL CURRENT ASSETS                                             3,088,884
PROPERTY UNDER LEASE (NOTE 4)                                                      476,235
NOTE RECEIVABLE (NOTE 13)                                                          670,000
OTHER ASSETS                                                                         9,565
------------------------------------------------------------------------------------------
                TOTAL ASSETS                                                  $  4,244,684
==========================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
   Accounts payable                                                           $     19,811
   Accrued expenses (Note 6)                                                        74,433
------------------------------------------------------------------------------------------
                TOTAL CURRENT LIABILITIES                                           94,244
LONG-TERM DEBT, NET OF $22,000 DISCOUNT (NOTE 7)                                   265,000
OTHER LIABILITIES (NOTES 6 AND 8)                                                  970,935
------------------------------------------------------------------------------------------
                TOTAL LIABILITIES                                                1,330,179
------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTES 5, 8 AND 13)
STOCKHOLDERS' EQUITY (NOTE 9):
   Preferred stock, $.05 par value - shares authorized 2,000,000; no shares
      issued and outstanding                                                          --
   Common stock, $.08 par value - shares authorized 15,000,000; issued and
      outstanding 1,101,166                                                         88,094
   Additional paid-in capital                                                   16,053,542
   Deficit                                                                     (13,227,131)
------------------------------------------------------------------------------------------
                TOTAL STOCKHOLDERS' EQUITY                                       2,914,505
------------------------------------------------------------------------------------------
                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  4,244,684
==========================================================================================


                    See accompanying notes to consolidated financial statements.

                                                       RTI INC. AND SUBSIDIARIES


                                           CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================================
YEAR ENDED DECEMBER 31,                                                      1996           1995
------------------------------------------------------------------------------------------------
REVENUES:
   Interest income                                                    $    79,199    $     9,776
   Rental income                                                           42,930           --
------------------------------------------------------------------------------------------------
              TOTAL REVENUES                                              122,129          9,776
OPERATING EXPENSES:
   Expenses of Rockaway Industrial Park, including interest expense
      of $22,000 in both years (Notes 5 and 7)                             75,505         75,505
   General and administrative expenses                                    217,005        280,604
   Environmental investigation, remediation and related legal
      expenses (Note 8)                                                   610,559        223,590
   Other income (Note 10)                                                (580,000)      (150,819)
------------------------------------------------------------------------------------------------
              LOSS FROM CONTINUING OPERATIONS                            (200,940)      (419,104)
DISCONTINUED OPERATIONS (NOTE 2):
   Loss from irradiation operations                                       (72,000)      (105,539)
   Loss on disposal of irradiation operations                             (24,242)          --
------------------------------------------------------------------------------------------------
              NET LOSS                                                $  (297,182)   $  (524,643)
================================================================================================
NET LOSS PER SHARE:
   Loss from continuing operations                                    $      (.18)   $      (.39)
   Loss from irradiation operations                                          (.07)          (.10)
   Loss on disposal of irradiation operations                                (.02)          --
------------------------------------------------------------------------------------------------
              NET LOSS PER SHARE                                      $      (.27)   $      (.49)
================================================================================================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                    1,090,627      1,076,907
================================================================================================


                    See accompanying notes to consolidated financial statements.


                                                                                                           RTI INC. AND SUBSIDIARIES


                                                                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                                                            (NOTE 9)

YEARS ENDED DECEMBER 31, 1996 AND 1995
---------------------------------------------------------------------------------------------------------------------------------
                                                      PREFERRED STOCK                               COMMON STOCK
                                        -------------------------------------------  -------------------------------------------
                                                    NUMBER OF                                    NUMBER OF
                                                      SHARES               AMOUNT                  SHARES               AMOUNT
---------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1995                                   -                    -               1,077,189              $86,175
Purchase of partial shares                                 -                    -                   (282)                 (22)
Net loss                                                   -                    -                       -                    -
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                                 -                    -               1,076,907               86,153
Purchase of partial shares                                 -                    -                   (741)                 (59)
Exercise of warrants                                       -                    -                  25,000                2,000
Sale of preferred stock                              118,000                5,900                       -                    -
Preferred stock cancelled in
   connection with sale (Note 2)                   (118,000)              (5,900)                       -                    -
Net loss                                                   -                    -                       -                    -
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                                 -                                    1,101,166              $88,094
---------------------------------------------------------------------------------------------------------------------------------


YEARS ENDED DECEMBER 31, 1996 AND 1995
---------------------------------------------------------------------------------------------------

                                            ADDITIONAL
                                             PAID-IN
                                             CAPITAL            DEFICIT                  TOTAL
---------------------------------------------------------------------------------------------------
Balance, January 1, 1995               $   $16,014,622        $(12,405,306)            $3,695,491
Purchase of partial shares                       (771)                    -                 (793)
Net loss                                             -            (524,643)             (524,643)
---------------------------------------------------------------------------------------------------
Balance, December 31, 1995                  16,013,851         (12,929,949)             3,170,055
Purchase of partial shares                     (2,059)                    -               (2,118)
Exercise of warrants                            41,750                    -                43,750
Sale of preferred stock                        230,100                    -               236,000
Preferred stock cancelled in
   connection with sale (Note 2)             (230,100)                    -             (236,000)
Net loss                                             -            (297,182)             (297,182)
---------------------------------------------------------------------------------------------------
Balance, December 31, 1996             $   $16,053,542        $(13,227,131)            $2,914,505
---------------------------------------------------------------------------------------------------



                    See accompanying notes to consolidated financial statements.

                                                       RTI INC. AND SUBSIDIARIES


                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                       (NOTE 12)

=====================================================================================================
YEAR ENDED DECEMBER 31,                                                      1996         1995
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                              $  (297,182)   $  (524,643)
-----------------------------------------------------------------------------------------------------
   Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
        Depreciation and amortization                                        529,276        865,689
        Write-down of other assets                                            60,000           --
        Discounting of note payable                                           22,000         22,000
        Loss on sale of irradiation operations                                24,242           --
        (Increase) decrease in:
           Accounts receivable                                                 1,832        (21,061)
           Certificate of financial assurance - restricted                    75,000           --
           Prepaid expenses and other                                        (21,863)        83,290
           Restricted deposits                                                15,771         23,257
        Increase (decrease) in:
           Accounts payable                                                  (54,254)       (96,994)
           Accrued expenses                                                 (320,172)        94,869
           Other liabilities                                                (112,869)        47,203
-----------------------------------------------------------------------------------------------------
              TOTAL ADJUSTMENTS                                              218,963      1,018,253
-----------------------------------------------------------------------------------------------------
              NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (78,219)       493,610
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of irradiation operations                                          3,975,781           --
   Purchases of fixed assets                                                (634,971)       (93,426)
   Purchases of other assets                                                 (90,242)          --
   Loans receivable                                                         (670,000)          --
-----------------------------------------------------------------------------------------------------
              NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          2,580,568        (93,426)
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                                  --          200,000
   Payments on notes payable                                                    --          (75,000)
   Payments on long-term debt                                               (279,432)      (618,958)
   Proceeds from exercise of warrant                                          43,750           --
   Payments for partial shares of common stock                                (2,118)          (793)
   Proceeds from exercise of preferred stock                                 236,000           --
-----------------------------------------------------------------------------------------------------
              NET CASH USED IN FINANCING ACTIVITIES                           (1,800)      (494,751)
-----------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       2,500,549        (94,567)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                  77,631        172,198
-----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                   $ 2,578,180    $    77,631
=====================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                       RTI INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


    1.   BUSINESS AND                   PRINCIPLES OF CONSOLIDATION
         SUMMARY OF
         SIGNIFICANT                    The  consolidated  financial  statements
         ACCOUNTING POLICIES            include the accounts of RTI Inc. and its
                                        wholly-owned      subsidiaries      (the
                                        "Company"). All significant intercompany
                                        accounts  and  transactions   have  been
                                        eliminated in consolidation.

                                        BUSINESS ACTIVITIES

                                        Prior to August 8, 1996, the Company was
                                        engaged in supplying  gamma  irradiation
                                        services to the  producers  of a variety
                                        of products,  primarily  medical devices
                                        and  disposable  medical  supplies.   In
                                        addition,  the Company irradiated,  to a
                                        lesser   extent,   cosmetics  and  other
                                        consumer products.  The Company operated
                                        two  facilities in New Jersey and one in
                                        North   Carolina   and   performed   the
                                        majority of its irradiation services for customers in the respective areas of the facilities.

                                        On   August   8,   1996,   the   Company
                                        consummated    a    transaction     (the
                                        "SteriGenics      Transaction")     with
                                        SteriGenics                International
                                        ("SteriGenics"),   pursuant   to  which,
                                        among other things, SteriGenics acquired
                                        substantially  all  the  assets  of  the
                                        Company,   other   than  cash  and  cash
                                        equivalents and the Company's  Rockaway,
                                        New Jersey  property and the irradiation
                                        facility  located  thereon,  and assumed
                                        substantially  all of the liabilities of
                                        the  Company  (other  than   liabilities
                                        (including  environmental   liabilities)
                                        related to the Rockaway property and liabilities to certain affiliates of the Company). A balance of $407,944 remains in escrow relating to this transaction, which was received by the Company in the first quarter of 1997.

                                        Since February 24, 1997, the Company has
                                        been  engaged  in the  manufacturer  and
                                        sale of evaporative coolers,  commercial
                                        heat      exchange      modules      and
                                        high-efficiency,   water-cooled  central
                                        air  conditioners  as a  result  of  the
                                        acquisition    of   the   business   and
                                        operations of Quality Air, Inc.  ("QAI")
                                        (see Note 13).

                                        REVENUE RECOGNITION

                                        Sales were recorded when irradiation services were complete.

                                                       RTI INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                                        ENVIRONMENTAL EXPENDITURES

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

                                        INCOME TAXES

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

                                        LOSS PER SHARE

                                        Loss per share is  computed on the basis
                                        of the weighted average number of common
                                        shares  outstanding  during the year and
                                        does not  include  the  effect of common
                                        stock     equivalents,     which    were
                                        anti-dilutive.

                                        LONG-TERM DEBT

                                        The  recorded  value  of  the  Company's
                                        long-term debt  approximates  fair value
                                        based on the current rates  available to
                                        the   Company   for  debt  of  the  same
                                        remaining maturities.

                                                       RTI INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                                        USE OF ESTIMATES

                                        The preparation of financial  statements
                                        in conformity  with  generally  accepted
                                        accounting      principles      requires
                                        management   to   make   estimates   and
                                        assumptions  that  affect  the  reported
                                        amounts  of assets and  liabilities  and
                                        disclosure  of  contingent   assets  and
                                        liabilities at the date of the financial
                                        statements  and the reported  amounts of
                                        revenues   and   expenses   during   the
                                        reporting  period.  The Company has made
                                        various   estimates    including   those
                                        related to the  valuation  allowance  on
                                        deferred   tax  assets   (Note  11)  and
                                        exposure to environmental  matters (Note
                                        8).   The   costs   the   Company   will
                                        ultimately incur and the value of assets
                                        ultimately  realized could differ in the
                                        near  term  from  the  related   amounts
                                        reflected in the accompanying financial statements.

                                        LONG-LIVED ASSETS

                                        Statement   of   Financial    Accounting
                                        Standards No. 121,  "Accounting  for the
                                        Impairment of Long-Lived  Assets and for
                                        Long-Lived  Assets  to be  Disposed  Of"
                                        ("SFAS 121"),  was adopted as of January
                                        1,  1996.  SFAS  121   standardized  the
                                        accounting practices for the recognition and measurement of impairment losses on certain long-lived assets. The adoption of SFAS 121 had no effect on the results of operations or financial position.

                                        EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

                                        Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." The Company adopted this pronouncement by making the required pro forma note disclosure only. Accordingly, the adoption of SFAS No. 123 did not impact the Company's results of operation or financial condition.

                                        RECLASSIFICATIONS

                                        Certain items in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

                                                       RTI INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

    2.   DISCONTINUED                   On  February  26,   1996,   the  Company
         OPERATIONS                     entered   into  an   asset   acquisition
                                        agreement    with    SteriGenics.     In
                                        connection  with  this  agreement,   the
                                        Company     sold     to      SteriGenics
                                        substantially  all  of  the  assets  and
                                        SteriGenics  assumed certain liabilities
                                        for  an  aggregate   purchase  price  of
                                        $4,601,725.  As a  result,  consolidated
                                        financial  statements  previously issued
                                        have been restated to give effect to the
                                        classification    of   the   irradiation
                                        operations as  discontinued  operations.
                                        The sale,  which was completed on August
                                        8, 1996, resulted in a $24,242 loss.

                                        The land  and  fixed  assets  of the New
                                        Jersey  location  are  being  leased  to
                                        SteriGenics  for a base  annual  rent of
                                        $77,400.  The sale agreement  contains a
                                        purchase option under which  SteriGenics
                                        could  purchase the property under lease
                                        for a price of $405,000 through February
                                        26,  1998  declining  to   approximately
                                        $138,000 on February 26, 2002. The sale agreement also contains a "put" option under which the Company could require SteriGenics to purchase this property for approximately $138,000 on February 26, 2002, if the Company completes the required environmental remediation (see
                                        Note 8).

                                        Operating  results  of  the  irradiation
                                        operations   for   1996   and  1995  are
                                        summarized as follows:


                                                      1996               1995
--------------------------------------------------------------------------------
Revenues                                         $2,684,565         $4,352,027
Operating loss                                     (72,000)          (105,539)
Net loss                                           (72,000)          (105,539)
================================================================================

                                                       RTI INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

    3.   CERTIFICATES OF                During  1990 and 1994,  the  Company was
         FINANCIAL ASSURANCE            required  by  the   Nuclear   Regulatory
                                        Commission   ("NRC")  to  post   $75,000
                                        Certificates   of  Financial   Assurance
                                        ("CFA")   in    accordance    with   NRC
                                        regulations applicable to companies with
                                        similar  NRC   licenses.   The  CFA  was
                                        intended to provide assurance that funds
                                        would  be   available   if  needed   for
                                        decommissioning  activities  and removal
                                        of   Cobalt   60  used  in  the   former
                                        irradiation operation. The Company had elected to use trust funds to provide such financial assurance. The funds were on deposit in restricted bank accounts.
                                        During 1996, the NRC released one CFA and the other was released in February
                                        1997.



    4.   PROPERTY UNDER                 Property  under  lease is stated at cost
         LEASE                          net  of  accumulated   amortization   of
                                        $1,655,500  at December  31,  1996.  The
                                        Company amortizes property under lease using the straight-line method over the term of the related lease.



    5.   ROCKAWAY INDUSTRIAL            The  Company  owns a 248 acre  parcel of
         PARK                           land and several buildings  ("Parcel I")
                                        in Rockaway, New Jersey. Parcel I is composed of two pieces, Parcel IA and Parcel IB. Parcel IA, 47 acres, is contiguous to the 15 acre operating parcel that is the site of one of its irradiation processing facilities, which is currently leased to SteriGenics.


                                        Since 1985, the Company has been seeking a buyer for Parcel IB; however, the Company's ability to sell Parcel IB is impaired until an environmental cleanup and remediation program is completed (see Note 8). This property has a net book value of $50,000.



    6.   ACCRUED EXPENSES               (a)  Accrued  expenses  consist  of  the
         AND OTHER LIABILITIES               following at December 31, 1996:

--------------------------------------------------------------------------------
Remedial investigation and environmental              $  7,749
   cleanup costs (Note 8)

Professional fees                                       51,625

Other                                                   15,059
--------------------------------------------------------------------------------
        Total                                          $74,433
================================================================================

                                                       RTI INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                                        (b)  Other  liabilities  consist  of the
                                             following at December 31, 1996:


--------------------------------------------------------------------------------
Remedial investigation and environmental
   cleanup costs - non-current (Note 8)                    $747,315
Real estate taxes on Rockaway property
   (Note 8)                                                 191,373
Environmental proceedings (Note 8)                           32,247
--------------------------------------------------------------------------------
        Total                                              $970,935
================================================================================



    7.   LONG-TERM DEBT                 Long-term debt consists of the following
                                        at December 31, 1996:


--------------------------------------------------------------------------------
Note payable                                     $265,000
Less:  Current portion                               --
--------------------------------------------------------------------------------
           Total long-term debt                  $265,000
================================================================================

                                        In   connection   with   the   Company's
                                        settlement  of certain  litigation  (see
                                        Note 8), New Jersey Economic Development
                                        Authority (the  "Authority")  bonds were
                                        cancelled,  the owner  thereof  acquired
                                        from the Authority the Company's note in
                                        an amount equal to the  cancelled  bonds
                                        and such owner agreed to suspend,  for a
                                        period  of  five  years,  the  Company's
                                        obligation   to   make   principal   and
                                        interest   payments.   As  a  result,  a
                                        $287,000  obligation  was  discounted by
                                        $110,000 to  $177,000  at  December  31,
                                        1992. The resulting credit from this discounting was applied to reduce the Company's net environmental clean up expense. The debt will be increased annually by $22,000 during the five year period the Company is not obligated to make principal and interest payments. Commencing January 1, 1998, the note will bear interest at a rate of 10.61% per annum and principal payments will be made in annual installments of $41,000 through January 1, 2004.

                                                       RTI INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                                        Principal amounts due in connection with long-term debt for each of the five years subsequent to December 31, 1996 are as follows:

--------------------------------------------------------------------------------
1997                                                       $          -
1998                                                             41,000
1999                                                             41,000
2000                                                             41,000
2001                                                             41,000
Thereafter                                                      123,000
--------------------------------------------------------------------------------
                                                               $287,000
================================================================================


    8.   ENVIRONMENTAL                  As a result of  engineering  tests  that
         INVESTIGATION,                 commenced   in  1981,   the  New  Jersey
         REMEDIATION AND                Department of  Environmental  Protection
         RELATED LITIGATION             (the "DEP")  issued a directive  in 1986
                                        ordering  the  Company  and  its  former
                                        Chief  Executive  Officer (Dr. Martin A.
                                        Welt), individually, to fund the cost of
                                        a remedial investigation and feasibility
                                        study   (the   "Study")    designed   to
                                        determine   the  nature  and  extent  of
                                        contamination  detected primarily on the
                                        Rockaway, New Jersey operating Parcel II
                                        (see Note 5). The Company  agreed to pay
                                        the costs of the Study and entered  into
                                        an Administrative  Consent Order ("ACO")
                                        with the DEP.  The  Company  accrued the
                                        estimated   cost  of  the  Study  as  of
                                        December 31, 1986. In accordance with the terms of the ACO, the Company posted an $825,000 letter of credit which was an amount equal to the estimated costs of the Study and the DEP administrative costs. As of December 31, 1996, all amounts due had been paid and the letter of credit returned.

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

                                                       RTI INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                                        In 1989,  the  Company  filed a  lawsuit
                                        against   the  Prior   Owner  under  the
                                        Comprehensive   Environmental  Response,
                                        Compensation and Liability Act ("CERCLA"
                                        or  "Superfund"),  seeking  contribution
                                        for all costs incurred by the Company in
                                        connection  with  on-site  investigation
                                        and  cleanup  activities.  In 1992,  the
                                        Company  released  the Prior  Owner from
                                        any  liability  under  the  Phase  I and
                                        Phase II  investigations  and the  Prior
                                        Owner  paid the  Company  $900,000  (the
                                        "Settlement  Agreement")  as  a  partial
                                        payment  against  the DEP's  claims  for
                                        reimbursement  of  expenditures  for the
                                        Phase II  investigation.  A  portion  of
                                        these funds was  permitted to be used to
                                        support the surface cleanup  required by
                                        the  DEP.  The  Prior  Owner  will  only
                                        become  subject to further  liability in
                                        the  event  that  the  Company   becomes
                                        unable to perform the cleanup action(s) required by the DEP. In addition, the Prior Owner suspended for five years the Company's obligation to make principal and interest payments on the note issued to support the purchase of a portion of the Rockaway Industrial Park (see Note
                                        7).

                                        The Company has agreed to indemnify  the
                                        Prior Owner against generally all claims
                                        for past or future costs associated with
                                        studies,     cleanups    and/or    other
                                        remediation  activities  to the Rockaway
                                        Industrial   Park.   The   Company   has
                                        executed a mortgage  ("Mortgage") on the
                                        Rockaway  Industrial  Park in the amount
                                        of $900,000  securing the Prior Owner to
                                        the extent the Company does not meet its
                                        obligations    under   the    Settlement
                                        Agreement.  After the  development of an
                                        acceptable   cost   estimate   for   the
                                        implementation of remedial actions,  the
                                        Prior Owner has agreed to adjust the Mortgage to the amount of the cost estimate. If the cost estimate exceeds the actual fair value of the mortgaged property (minus any other liens on the mortgaged property), then the Company will execute an additional mortgage for the difference which will be secured by the Company's personal property. If the cost estimate is less than $900,000, then the Mortgage will be reduced to the estimated amount.

                                                       RTI INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

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
                                        II.  The  remaining  liability  for  the
                                        Phase  II  study  was   being   paid  in
                                        quarterly  installments  to be completed
                                        in  June  1997.  In  1993,  the  Company
                                        charged   approximately    $200,000   to
                                        operations for additional  costs related
                                        to the  Phase  II  study  and  deposited
                                        $100,000      in      a       segregated
                                        interest-bearing account. Funds in this account were withdrawn after certain provisions of ACO II were met by the Company.

                                        Both ACO II and the Settlement Agreement
                                        provided    that   the    Company    was
                                        responsible   for  all  further  cleanup
                                        actions  required by the DEP.  Estimated
                                        costs  under  ACO II and the  Settlement
                                        Agreement  were  recorded by the Company
                                        in 1992.  The  Company  and the DEP have
                                        entered into a  Memorandum  of Agreement
                                        ("MOA")     which     stipulated     the
                                        responsibilities  for an  approved  work
                                        plan  for  the   surface   cleanup   and
                                        remediation  required to be performed by
                                        the  Company.  The  Company  accrued and
                                        charged  to   operations   approximately
                                        $200,000  in 1992  for  surface  cleanup
                                        which   was   completed   in  1994   and
                                        additional costs are not expected.

                                        In   connection   with   the   Phase  II
                                        investigation,  the  DEP  filed  a First
                                        Priority  Lien against  Parcel II and 65
                                        acres of Parcel  I. A  general  lien was
                                        placed on all Company  properties in the
                                        State of New Jersey and all  revenues of
                                        the Company. Each lien was in the amount
                                        of $329,670.  In February  1995, the DEP
                                        discharged  all of its liens  except for
                                        its  liens  on  the   revenues   of  the
                                        Company,   on   Parcel  II  and  on  the
                                        Company's property located on Parcel II, and reset its liens in the aggregate amount of $560,490. In August 1996, the Company made a payment of $575,000 to the DEP as full settlement of all then outstanding financial claims asserted under the ACO II, as well as all such claims which could be asserted for the period ended October 31, 1996 and, as a result, the DEP released the lien it had placed on Parcel II.

                                                       RTI INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                                        In 1994,  the DEP  issued  its Record of
                                        Decision   ("ROD")   for  the   Rockaway
                                        Industrial Park. The Company is required
                                        by   the   DEP   to   perform    certain
                                        groundwater   remediation   actions  and
                                        implement   a   groundwater   monitoring
                                        program.  A  Remedial  Action  Work Plan
                                        ("RAWP") to  implement  the ROD is being
                                        reviewed by the DEP. As of December  31,
                                        1996,    the    Company    has   accrued
                                        approximately     $747,315    for    the
                                        anticipated    costs   of    groundwater
                                        programs.

                                        Parcel II and a portion of Parcel I (see
                                        Note 5) have been placed on the National
                                        Priorities   List  (the   "List").   The
                                        Company  believes its ability to dispose
                                        of  Parcel I  acreage  will be  impaired
                                        until it has been remediated and removed
                                        from the List.  Additionally,  there can
                                        be no  assurances  that the  cleanup and
                                        remediation  efforts provided for by the
                                        Company  will   represent  its  ultimate
                                        liability.

                                        The Company is delinquent in the payment of local real estate taxes on 201 acres of Parcel IB. Accordingly, $191,373 is accrued at December 31, 1996.

                                        In  addition,  in 1994,  the Company was
                                        named a respondent  in an  environmental
                                        proceeding  relating to a disposal site,
                                        which the Company shipped a small amount
                                        of material during 1982. The Company has
                                        recorded  an accrual  for the  estimated
                                        liability  of $32,247 as of December 31,
                                        1996.   The  Company,   based  upon  all
                                        available information, is of the opinion
                                        that the  accrual is  adequate  and that
                                        the   ultimate   disposition   of   this
                                        environmental proceeding will not have a
                                        material   adverse   effect   on   these
                                        financial statements.

                                        Environmental  accruals at December  31,
                                        1996 are:

--------------------------------------------------------------------------------
Long-term:
   Groundwater remediation                                   $747,315
   Nascolite site                                              32,247
--------------------------------------------------------------------------------
              Total                                          $779,562
================================================================================

                                                       RTI INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


    9.   STOCKHOLDERS' EQUITY  (A)      COMMON AND PREFERRED  STOCK  AUTHORIZED,
                                        ISSUED AND OUTSTANDING

                                        Effective  May 25, 1995,  the  Company's
                                        Certificate of Incorporation was amended
                                        to effect a one for eight  reverse stock
                                        split  of  common  stock  and  authorize
                                        2,000,000  shares of preferred stock. In
                                        connection    with    the    SteriGenics
                                        transaction,     the    Company     sold
                                        SteriGenics, on March 11, 1996, 118,000 shares of Series A Preferred Stock for $236,000 in cash. The preferred stock was surrendered on August 8, 1996 in payment of a portion of the purchase price.

                               (B)     STOCK OPTIONS

                                        The  Company's  1987 stock  option  plan
                                        (the "Plan")  authorizes the issuance of
                                        options for common stock until  November
                                        3, 1997. The options granted were either
                                        incentive   stock  options,   which  are
                                        exercisable  one  year or more  from the
                                        date of  grant  or  non-qualified  stock
                                        options,   which   may  be   exercisable
                                        immediately. Pro forma disclosure of the effects of the options in accordance with SGAS 123, have not been provided, as the effect weas not material. Details of stock option transactions under the 1987 Plan for the two years, are as follows:


                                                      RANGE OF
                                                    OPTION PRICE
                                     OPTIONS          PER SHARE      EXERCISABLE
--------------------------------------------------------------------------------
Outstanding, January 1,
   1995                               4,625        $6.48 - 7.76        3,208
                                                                 =============
Granted                               1,250                4.00
Cancelled                             (939)         6.48 - 7.76
------------------------------------------------------------------------------
Outstanding, December 31,
   1995                               4,936         4.00 - 7.76        3,686
                                                                 =============
Granted                                   -                   -
Cancelled                           (4,936)         4.00 - 7.76
--------------------------------------------------------------------------------
Outstanding, December 31,
   1996                                   -                   -            -
================================================================================

                                                       RTI INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

   10.   OTHER INCOME           (A)     EXECUTIVE TERMINATION AGREEMENTS AND
                                        LITIGATION

                                        The   Company   and  its  former   Chief
                                        Executive  Officer ("CEO"),  had been in
                                        litigation since 1987,  arising from the
                                        Company  failing  to pay the CEO under a
                                        consulting  agreement  and the Company's
                                        claims   against  the  CEO  for  damages
                                        arising out of actions of the CEO.

                                        In 1995, the Company and the CEO settled all litigation, whereby, the CEO paid $144,830 to the Company.

                                (B)     INSURANCE CLAIM SETTLEMENT

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

   11.   INCOME TAXES                   At December 31, 1995,  the Company had a
                                        deferred   tax  asset   amount-  ing  to
                                        approximately  $4,600,000.  The deferred
                                        tax asset consisted primarily of the tax
                                        benefit    of   net    operating    loss
                                        carryforwards and a temporary difference resulting from environmental accruals
                                        (see Notes 6 and 8) and is fully offset by a valuation allowance of the same amount.

                                        The   net   change   in  the   valuation
                                        allowance for deferred tax assets was a decrease of approximately $500,000 in 1996. The net change is primarily due to the recording of certain environmental liabilities (see Note 8) and expiration of net operating loss carryforwards.

                                        Recoveries for income taxes differs from
                                        the   amount   of   income    recoveries
                                        determined  by applying  the  applicable
                                        U.S.  statutory  Federal income tax rate
                                        to   pretax    loss   from    continuing
                                        operations as a result of the decrease in the valuation allowance to offset the decrease in the deferred tax asset.

                                                       RTI INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                                        At December 31, 1996, the Company had net operating loss carry-forwards of approximately $12,000,000 available to offset future Federal taxable income. These carryforwards will expire from 1999 through 2011.

                                        For state income tax purposes, primarily
                                        related to New  Jersey,  the Company has
                                        net  operating  loss   carryforwards  of
                                        approximately  $1,900,000,   which  will
                                        expire from 1997 through 2001.



   12.   STATEMENTS OF CASH             Supplemental  disclosures  of cash  flow
         FLOWS                          information are as follows:

                                                   1996              1995
--------------------------------------------------------------------------------
Interest paid                                  $122,725          $283,000
================================================================================

                                        The Company financed purchases of Cobalt
                                        60 amounting to  approximately  $914,000
                                        in 1995.

   13.   SUBSEQUENT EVENT               On  February  24,   1997,   the  Company
                                        acquired,  through its newly established
                                        subsidiary Refrigeration Technology Inc.
                                        ("RefTech"),  substantially  all  of the
                                        assets and assumed  certain  liabilities
                                        of  Quality  Air,  Inc.   ("QAI")  in  a
                                        business combination  accounted for as a
                                        purchase. The initial purchase price was
                                        $660,938 and consisted of 235,000 shares
                                        of the  Company's  common  stock for net
                                        liabilities  of $543,000 with the excess
                                        of purchase  price over net  liabilities
                                        allocated to  intangibles.  In addition,
                                        the Company has agreed to deliver to QAI
                                        an additional  100,000  shares of common
                                        stock, if and when the Company's  pretax
                                        fiscal  year  earnings  from  operations
                                        exceed   $800,000   and  an   additional
                                        125,000 shares of common stock, if and when such earnings exceed $1,200,000 or in the event of an unsolicited bona-fide tender offer for a majority of the Company's outstanding common stock. The additional shares are also contingent on the earnings levels or tender offer occurring prior to January 1, 2002.

                                                       RTI INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                                        In  connection  with  the   acquisition,
                                        RefTech     assumed    QAI's    purchase
                                        commitments  for  inventories,  supplies
                                        and  services  aggregating   $1,300,000.
                                        RefTech   has   agreed  to  lend  up  to
                                        $240,000 to the QAI  Principals  and has
                                        the right to purchase certain  equipment
                                        and  vehicles  previously  leased to QAI
                                        from a  related  entity  for  an  amount
                                        equal  to  their  fair   market   value.
                                        Reftech    entered    into    employment
                                        agreements   with   three   of  the  QAI
                                        Principals for a five year term at annual compensation of $80,000 each.

                                        RefTech   has  also   entered   into  an
                                        agreement  with  Industrias  QAI S.A. de
                                        C.V.   ("Industrias   QAI"),  a  related
                                        entity in Ciudad Juarez, Mexico, for the
                                        right to acquire the  outstanding  stock
                                        or  the   assets  and   liabilities   of
                                        Industrias QAI at RefTech's election at any time on or before April 20, 1997 for a nominal amount.

                                        During  the fourth  quarter of 1996,  in
                                        contemplation  of the  QAI  acquisition,
                                        the Company advanced  $670,000 to QAI to
                                        fund  its   operations.   The  Company's
                                        chairman also advanced $870,000 to QAI, which amount was repaid to the chairman by the Company at the closing.

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

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      The directors and the Executive Officers of the Company are as follows:

      NAME                          AGE         POSITION WITH THE COMPANY
      Rick E. Bacchus               43          Director and President of RTI and President of Reftech
                                                since February 24, 1997

      Rockney D. Bacchus            41          Director and Vice President of RTI and Vice President-
                                                Development of Reftech since February 24, 1997

      Ronald A. Bacchus             39          Director and Vice President of RTI and Vice President-
                                                Manufacturing of Reftech since February 24, 1997

      Sanders Davies                50          Director of RTI since 1986

      C.W. McMillan                 71          Director of RTI since 1985

      Theo W. Muller                58          Director and Chief Executive Officer of RTI since
                                                January 1995, Chairman of RTI since February 24,
                                                1997 and Sole Director, Chairman and Chief Executive
                                                Officer of Reftech since February 24, 1997

      George M. Whitmore, Jr.       69          Director of RTI since 1988


     Messrs. Davies. McMillan, Muller and Whitmore were elected as directors at the Annual Meeting of Shareholders held on August 6, 1996. Messrs. Rick E. Bacchus, Rockney D. Bacchus and Ronald A. Bacchus were elected as directors by the Board of Directors effective February 24, 1997. Each director holds his office until the next Annual Meeting of shareholders and until his successor is elected or until his earlier resignation.

      Executive officers are appointed by, and serve at the discretion of, the Board of Directors for a term beginning on the date of their respective appointments and until their respective successors are duly appointed and qualified.

      Rick E. Bacchus was elected President of the Company and of RefTech effective February 24, 1997. From November 1996 until February 24, 1997, Mr. Bacchus was president of QAI, and for the ten months prior thereto was employed by QAI as an independent consultant. Mr Bacchus has been president of Bacchus Industries, Inc. ("BII"), a predecessor of QAI, since 1977, although BII discontinued its active business operations in September 1995.

      Rockney D. Bacchus was elected Vice President of the Company and Vice President-Development of RefTech effective February 24, 1997. From November 1996 until February 24, 1997, Mr. Bacchus was vice president of QAI, and for the ten months prior thereto was employed by QAI as an independent consultant. Mr. Bacchus was a vice president of BII from 1977 until January 1996.

      Ronald A. Bacchus was elected Vice President of the Company and Vice President-Manufacturing of RefTech effective February 24, 1997. From November 1996 until February 24, 1997, Mr. Bacchus was vice president of QAI, and for the ten months prior thereto was employed by QAI as an independent consultant. Mr. Bacchus was a vice president of BII from 1978 until January 1996.

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

      Theo W. Muller has been Chief Executive Officer of the Company since January 1995 and Chairman of the Company since February 24, 1997. Mr Muller was President of the Company from January 1995 until February 24, 1997, and was a director of the Company from May 1990 to November 1993. Mr. Muller also has been sole director, Chairman and Chief Executive Officer of RefTech since February
24, 1997. Mr. Muller has been an independent investor for more than the past five years and is a partner of Saler Associates, a residential real estate developer. From 1985 until December 1994, Mr. Muller was president of Frellum Corporation ("Frellum"), an aircraft leasing, and oil and gas production company.

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

      Pursuant to the Acquisition Agreement in which the Company acquired the business of QAI, the Company agreed that, during the period ending December 31, 2001, Rick E. Bacchus, Rockney D. Bacchus and Ronald A. Bacchus, as a group, will have the non-assignable right to nominate three of the seven directors constituting the Company's Board of Directors; Rick E. Bacchus, Rockney D. Bacchus and Ronald A. Bacchus are currently serving as directors pursuant to such agreement.

      The Company pays its directors (other than full-time employees of the Company) at the rate of $5,000 per year and reimburses its directors for their out-of-pocket expenses incurred in connection with their services to the Company.

      No family relationship exists among the directors of the Company or between any of such persons and the executive officers of the Company, except that Rick E. Bacchus, Rockney D. Bacchus and Ronald A. Bacchus are brothers.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires executive officers, directors and persons who own more than 10% of the Company's Common Stock to file within prescribed periods initial statements of beneficial ownership and statements of changes in beneficial ownership of their shares of Common Stock with the Securities and Exchange Commission and The Nasdaq Small-Cap Market, on which the Company's Common Stock is traded. Such persons also are required to furnish the Company with copies of all such statements they file. Based on its review of the copies of such statements received by it and written representations from certain of such persons, the Company believes that, during 1996, all such filing requirements applicable to such persons were duly complied with.

ITEM 10.  EXECUTIVE COMPENSATION.

GENERAL

      No person who was an executive officer of the Company in 1996 received annual compensation exceeding $100,000 during any of the three years ended December 31, 1996. The following table sets forth information concerning compensation for services in all capacities awarded or paid to, or earned by, Theo W. Muller, the Company's Chief Executive Officer, during the two years ended December 31, 1996. No stock appreciation rights, stock options or other long-term compensation awards have ever been granted to Mr. Muller. During the year ended December 31, 1996, Mr. Muller did not hold any options to acquire any securities of the Company.

                                                             ANNUAL COMPENSATION
      NAME AND PRINCIPAL POSITION                    YEAR         SALARY

      Theo W. Muller, Chief Executive Officer        1996         $6,000
                                                     1995         $6,000

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

      Pursuant to employment agreements between RefTech and each of Rick E. Bacchus, Rockney D. Bacchus and Ronald A. Bacchus, such persons have been employed as President, Vice President-Development and Vice
President-Manufacturing,   respectively,   of  RefTech  for  a  five  year  term
commencing February 24, 1997 at an annual base salary of $80,000. In his employment agreement, Rick E. Bacchus also has been employed as President of the Company for the term of his employment agreement, and the Company has agreed that, subject to its fiduciary duties, as the sole shareholder of RefTech, it will encourage the directors of RefTech to elect Mr. Bacchus as the president of RefTech during such term. Each of the employment agreements provides that upon a termination of employment thereunder without cause, the terminated employee is entitled to a continuation of salary for a period of two months in lieu of any other entitlements.

      As set forth  above under Item 1 - "Business  -  Acquisition  of QAI",  on
February 24, 1997, RefTech acquired the business and substantially all of the assets of QAI. In connection therewith, RefTech agreed to deliver to QAI up to an additional 225,000 shares of the Company's Common Stock at such time as certain operating results are achieved, if such results are achieved prior to January 1, 2002. The Company has agreed that, in the event of an unsolicited bona-fide tender offer for a majority of the Company's then outstanding Common Stock initiated prior to January 1, 2002, which the Company's Board of Directors determines not to recommend to the Company's shareholders, such shares will be delivered even if such results have not yet been achieved. Rick E. Bacchus, Rockney D. Bacchus and Ronald A. Bacchus currently own substantially all of the capital stock of QAI.

      Except as aforesaid, the Company does not have any employment agreement or termination or change in control arrangement with any of its executive officers.

1987 STOCK OPTION PLAN

      The Company's 1987 Stock Option Plan (the "1987 Plan") was adopted by the Board of Directors of the Company on November 4, 1987 and approved by the shareholders of the Company on May 25, 1988. The 1987 Plan, as amended, authorized the issuance, within ten years from the date of its adoption, of options covering up to 90,625 shares of Common Stock (subject to adjustment in certain circumstances) to such key employees or other individuals (including executive officers and directors of and consultants to the Company) who have performed, or reasonably may be expected to perform, services of special importance to the management, operation or development of the business of the Company. As of March 15, 1997, no options were outstanding under the 1987 Plan and 16,498 shares of Common Stock were available, until November 3, 1997, for the grant of future options under the 1987 Plan. The 1987 Plan is intended to provide an incentive to continued employment of key employees of the Company and other individuals by enabling them to acquire a proprietary interest in the Company and by offering comparable incentives to enable the Company better to attract, compete for and retain highly qualified employees and consultants.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Set forth below is information, as of March 15, 1997, with respect to (i) each person who is known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each of the current directors of the Company, and
(iii) the beneficial ownership of Common Stock by all current directors and all executive officers of the Company, as a group (seven persons).

                                       NUMBER OF SHARES                 PERCENT
NAME AND ADDRESS OF OWNER              OF COMMON STOCK                 OF CLASS

Quality Air, Inc.                          235,000(a)                   17.6%
c/o Rick E, Bacchus
301 Antone Street
Sunland Park, New Mexico 88063

Theo W. Muller                             155,393(b)                   11.6%
20 Peach Hill Road
Darien, Connecticut 06820

Rick E. Bacchus                             77,942(c)                    5.8%
301 Antone Street
Sunland Park, New Mexico 88063

Rockney D. Bacchus                          77,942(c)                    5.8%
301 Antone Street
Sunland Park, New Mexico 88063

Ronald A. Bacchus                          77,942(c)                     5.8%
301 Antone Street
Sunland Park, New Mexico 88063

Sanders Davies                               1,500                         *

C.W. McMillan                                2,052                         *

George M. Whitmore, Jr.                      3,125                         *

All directors and executive                395,896(d)                   29.6%
officers, as a group

----------
*    Represents  less than 0.1% of the issued and  outstanding  shares of Common
     Stock.

(a) Includes 50,000 shares of Common Stock held in escrow to cover possible indemnifications claims, but excludes up to 225,000 additional shares which may be issued to QAI if the Company achieves certain operating results. See
     Item 1 - "Business -- Acquisition of QAI." Rick E. Bacchus, Rockney D. Bacchus and Ronald A. Bacchus, directors and executive officers of the Company, are stockholders of QAI. Each of such persons claims beneficial ownership in approximately 33.2% of the shares held by QAI, and although he may be deemed to beneficially own the remaining shares held of record by QAI, disclaims beneficial ownership in such remaining shares.

(b) Consists of (i) 130,393 shares directly owned by Theo W. Muller, and (ii) 25,000 shares directly owned by Frellum, which is 50.1% owned by Mr. Muller. See Item 12 - "Certain Relationships and Related Transactions."

(c) Consists of approximately 33.17% of the shares of Common Stock held by QAI. See note (a) to this table.

(d)  Includes the shares referenced in notes (b) and (c) above.

      The Company does not know of any arrangements, including any pledge by any person of securities of the Company, the operation of which at a subsequent date may result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      During January 1995, Theo W. Muller settled for $50,000 an account payable of the Company, which was repaid to Mr. Muller, without interest, in March 1995.

      On November 29, 1995, Frellum, a Delaware company which is 50.1% owned by Mr. Muller, agreed to make available to the Company a $250,000 line of credit. The line of credit, which initially was scheduled to expire on October 29, 1996, has been extended to April 28, 1997 and the line of credit has been increased to $315,000. Loans under such credit line are secured by the Company's accounts receivable, bear interest at 8% per annum, may be repaid at any time and become due 30 days after written demand therefor is made, which demand may not be made prior to the expiration of such credit line. During the two years ended December 31, 1996, $315,000 of loans were made by Frellum under the credit line, all of which were repaid on February 21, 1996, with accrued interest of $2,931 thereon. As part of such transaction, the Company issued to Frellum a warrant, expiring November 28, 1997, to acquire 25,000 shares of the Company's Common Stock at $1.75 per share (104% of the last sale price of the Common Stock on The Nasdaq Small-Cap Market on the day immediately prior to such issuance), which warrants were exercised on June 7, 1996. Frellum also was granted certain piggyback registration rights with respect to such shares if the Company registers its securities under certain circumstances with the Securities and Exchange Commission prior to November 28, 1997.

      As set forth above under Item 1 - "Business -- Acquisition of QAI", on February 24, 1997, the Company's wholly-owned subsidiary, RefTech, in the QAI Transaction, acquired the business and substantially all of the assets of QAI for the consideration set forth therein. The Company has been advised by QAI that the stockholders of QAI had a basis in their investment in QAI of approximately $150,000 and that the stockholders of QAI's affiliate, Industrias QAI, had a nominal basis in their investment in Industrias QAI. The tangible assets of QAI, as of January 31, 1997, consisted of furniture, equipment and vehicles which originally cost $181,899 (unaudited) and inventories of $301,920 (unaudited). In addition, QAI had an investment in Industrias QAI, as of January 31, 1997, of $222,684 (unaudited). The audited balance sheet of Industrias QAI, as of December 31, 1996, reflected tangible assets consisting solely of property, plant and leasehold improvements with an original cost of $155,890. All of the assets of QAI and Industrias QAI were purchased by such companies within the two years prior to February 24, 1997.

      As part of the QAI Transaction, RefTech entered into employment agreements with Rick E. Bacchus, Rockney D. Bacchus and Ronald A. Bacchus, each of whom became a director and executive officer of the Company upon the consummation of the QAI Transaction. See Item 10 - "Executive Compensation -- Employment Contracts and Termination of Employment and Change-in-Control Arrangements" for the material terms of such employment agreements. In addition, RefTech continued the employment of Philis Bacchus, the wife of Rick E. Bacchus, who handled personal administration and certain bookkeeping functions for QAI and who has assumed similar responsibilities for RefTech, at a salary of $28,730 per annum. RefTech also agreed to lend Rick E. Bacchus, Rockney D. Bacchus and Ronald A. Bacchus, collectively, up to an aggregate of $240,000, repayable with interest at 1% over prime during the period ending December 31, 2001, which loans are to be secured by their respective shares of the Company's Common Stock received by QAI in the QAI Transaction upon distribution of such shares to them by QAI in liquidation of QAI. As of March 15, 1997, an aggregate of $55,000 (in two separate transactions) had been loaned to Rick E. Bacchus and Philis Bacchus, jointly, pursuant to such arrangement, except that repayment thereof is over the five year period from the date of the respective loan and the loans are to be secured by the makers' shares of QAI stock until such time as the Company's Common Stock is distributed to them by QAI.

     As described under Item 2 - "Description of Properties", RefTech leases its Sunland Park, New Mexico facility from Bacchus Industries, Inc. As part of the QAI Transaction, Bacchus Industries, Inc. granted the right to RefTech to acquire, at fair market value (which is less than acquisition cost), certain equipment and vehicles which had been used by QAI. At the present time, RefTech has the use of such equipment and vehicles, without any cost, until it determines whether to make such acquisition. If all of such acquisition is made, the Company believes that its purchase price therefor will not exceed $250,000.

      In contemplation of the consummation of the QAI Transaction, Theo W. Muller, Chairman and Chief Executive Officer and a director of the Company, and his affiliated companies, lent QAI an aggregate of $870,000 with interest thereon at the rate of 8.5% per annum. Upon consummation of the QAI Transaction, such indebtedness was assumed by RefTech, the principal amount was repaid in full on February 24, 1997, and approximately $5,650 of accrued interest thereon remains outstanding. See Item 1 - "Business -- Acquisition of QAI".

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  EXHIBITS.1

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

          (b) Certificate of Amendment of Certificate of Incorporation, as filed by the New York Department of State on December 18, 1968.
               (1)

          (c) Certificate of Change, as filed by the New York Department of State on September 28, 1970. (1)

          (d) Certificate of Amendment of Certificate of Incorporation, as filed by the New York Department of State on October 15, 1971.
               (1)

          (e) Certificate of Amendment of Certificate of Incorporation, as filed by the New York Department of State on July 9, 1983. (1)

          (f) Certificate of Amendment to Certificate of Incorporation, as filed by the New York Department of State on June 6, 1988. (2)



--------
1 Footnotes to Exhibits are at the end of this listing of Exhibits. Except as specifically noted, the Exhibits listed herein have been filed previously and are incorporated herein by reference.

          (g) Certificate of Merger of Process Technology (NC), Inc. into RTI Inc., as filed by the New York Department of State on December 20, 1991. (5)

          (h) Certificate of Amendment to Certificate of Incorporation, as filed by the New York Department of State on May 25, 1995. (8)

          (i) Certificate of Amendment to Certificate of Incorporation, as filed by the New York Department of State on February 27, 1996.
               (9)

    3.2   (a)   By-laws, as in effect on February 16, 1997. (7)


          (b) Amendment of Sections 5.6 and 5.7 of the By-Laws, effective February 17, 1997. (11)

4.  Instruments defining the rights of security holders, including indentures.

    4.1        Form of Common Stock certificate. (1)

9.  Voting trust agreement and amendments -- none

10. Material contracts.

    10.1  (a)  Administration   Consent   Order  in  the  Matter  of   Radiation
               Technology,  Inc.,  dated  March  10,  1987,  of the State of New
               Jersey  Department  of  Environmental   Protection   Division  of
               Hazardous Waste Management. (1)

          (b) Directive II, dated June 30, 1989, from the State of New Jersey Department of Environ- mental Protection in the Matter of the Radiation Technology Site and Morton Thiokol, Inc. and RTI Inc. respondents. (4)

       (c)(i) Administrative Consent Order, dated December 7, 1992, of the State of New Jersey Department of Environmental Protection and Energy, in the Matter of RTI Inc. Site, RTI Inc. and Thiokol Corporation. (6)

       (c)(ii) Amendment to Administrative Consent Order, dated August 2, 1994, of the State of New Jersey Department of Environmental Protection and Energy. (7)

          (d) Record of Decision - Radiation Technology Incorporated (RTI) with respect to a site in Rockaway Township, Morris County, New Jersey, issued in 1994 by the New Jersey Department of Environmental Protection and Energy. (7)

    10.2  (a)  Credit Agreement,  dated as of December 1, 1978, among New Jersey
               Economic Development Authority, Radiation Technology, Inc. and New Jersey National Bank. (1)

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

          (d) Mortgage, dated December 14, 1978, between Radiation Technology, Inc. and New Jersey Economic Development Authority. (1)


          (e) Assignment of Leases and Rents, dated December 14, 1978, from Radiation Technology, Inc. (1)

          (f) Settlement Agreement, dated December 18, 1992, between RTI Inc. and Thiokol Corporation. (6)

          (g) Mortgage, dated December 18, 1992, between RTI Inc. and Thiokol Corporation. (6)

          (h) Escrow Agreement, dated January 18, 1993, among RTI Inc., Thiokol Corporation and Archer & Greiner, a Professional Corporation. (6)

          (i) Assignment of Mortgage, Note, Assignment of Leases and Rents, Credit Agreement and Pledge of Revenues, dated January 29, 1993, by New Jersey National Bank. (6)

   10.3   (a)  Administrative   Order  of  the   United   States   Environmental
               Protection Agency (Index No. II-CERCLA-94-0124),  dated August 9,
               1994, In the Matter of the Nascolite Corporation Site. (7)

          (b) Nascolite Corporation Superfund Site Tolling Agreement, dated February 2, 1995, between the United States of America and RTI Inc. (7)

          (c) Partial Consent Decree in the Matter of United States of America, plaintiff, v. American Optical Company, B. Jadow and Sons, Inc., Bethlehem Steel Corporation, CPS Chemical Company, Inc., Cyro Industries Inc., Cytec Industries, Dentsply International, Inc., E.I. DuPont de Nemours & Co., and RTI, inc., defendants.

   10.4   (a)  Asset  Acquisition  Agreement,  dated as of  February  26,  1996, between SteriGenics International and RTI Inc. (9)

          (b)  Lease Agreement  between  SteriGenics  International and RTI Inc.
               (10)

   10.5   (a)  Acquisition  Agreement,  dated  February 24,  1997,  by and among
               Refrigeration Technology, Inc., Quality Air, Inc., Margie J. Bacchus, Philis Bacchus, Rick E. Bacchus, Rockney D. Bacchus, Ron Bacchus and Opal Simmons. (11)

          (b) Escrow Agreement, dated as of February 24, 1997, by and among Refrigeration Technology, Inc., Quality Air, Inc., Margie J. Bacchus, Philis Bacchus, Rick E. Bacchus, Rockney D. Bacchus, Ron Bacchus and Opal Simmons, and Warshaw Burstein Cohen Schlesinger & Kuh, LLP, as escrow agent. (11)

          (c) Lease, dated February , 1997, between Stanley Jobe and Quality Air, Inc. and/or assigns. (11)

          (d)  Employment   Agreement,   dated   February  24,   1997,   between
               Refrigeration Technology, Inc. and Rick E. Bacchus. (11)

          (e)  Employment   Agreement,   dated   February  24,   1997,   between
               Refrigeration Technology, Inc. and Rockney D. Bacchus. (11)

          (f)  Employment   Agreement,   dated   February  24,   1997,   between
               Refrigeration Technology, Inc. and Ron Bacchus.(11)

          (g) Conditional Sale and Purchase Agreement, dated February 19, 1997, by and between Industrias Q.A.I., S.A. de C.V., Opal Elizabeth Simmons Wheeler, Robert Harvey Given Trackman and Refrigeration Technology, Inc. (11)

          (h) Contract of Lease, dated February 1, 1996, between Polifibras de Chihuahua, S.A. de C.V. and Industrias Q.A.I., S.A. de C.V.

          (i) Revolving Credit Note, dated December 2, 1996, in the principal aggregate amount of $720,000, between RTI, Inc. and Quality Air, Inc. (11)

          (j) Form of Promissory Note from Quality Air, Inc. to Theo W. Muller and his assigns. (11)

          (k) Contract of Sale, dated February 11, 1997, between Quality Air, Inc. and/or assigns and Stanley P. Jobe.

          (l) Sales Agreement and Lease (Invoice #028019), dated October 21, 1994, between Bacchus Industries Inc. and Spec-Air.

          (m) Lease of Real Property; Improvements; Other Assets; and Miscellaneous Respective Agreements, dated March 13, 1997, between Bacchus Industries, Inc. and Refrigeration Technology, Inc.

          (n) Promissory Note, dated December 30, 1996, from Rick Bacchus and Philis Bacchus to Quality Air, Inc. in the principal amount of $5,000.

          (o) Promissory Note, dated March 11, 1997, from Rick Bacchus and Philis Bacchus to Refrigeration Technology Inc. in the principal amount of $50,000.

   10.6   (a)  1987 Stock Option Plan of Radiation Technology, Inc. (3)

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

     (a)  Refrigeration Technology Inc. (incorporated in Delaware)

     (b)  Process Technology, Inc. (incorporated in Arkansas) (inactive)

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

99.  Additional exhibits - none.

--------
     (1) Incorporated by reference; filed as an Exhibit to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1986.

     (2) Incorporated by reference; filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 1987.

     (3) Incorporated by reference; filed as an Exhibit to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1987.

     (4) Incorporated by reference; filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 1989.

     (5) Incorporated by reference; filed as an Exhibit to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1991.

     (6) Incorporated by reference; filed as an Exhibit to the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1992.

     (7) Incorporated by reference; filed as an Exhibit to the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1994.

     (8) Incorporated by reference; filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for its fiscal quarter ended June 30, 1995.

     (9) Incorporated by reference; filed as an Exhibit to the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1995.

     (10) Incorporated by reference; filed as an Exhibit to the Company's Current Report on Form 8-K, dated August 23, 1996.

     (11) Incorporated by reference; filed as an Exhibit to the Company's Current Report on Form 8-K, dated March 6, 1997.

   (b) REPORTS ON FORM 8-K. No report on Form 8-K was filed by the Company during the fourth quarter of its fiscal year ended December 31, 1996, although a report on Form 8-K (responding to Item 2 - "Acquisition or Disposition of Assets") was filed by the Company in March 1997.

                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 27, 1997
                              RTI INC.

                              By:                 /S/
                                 ---------------------------------------
                                 Theo W. Muller, Chief Executive Officer



      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:      March 27, 1997          /s/ Rick E. Bacchus
                                   ---------------------------------
                                    Rick E. Bacchus, Director


            March 27, 1997          /s/ Rockney D. Bacchus
                                   ---------------------------------
                                    Rockney D. Bacchus, Director


            March 27, 1997          /s/ Ronald A/ Bacchus
                                   ---------------------------------
                                    Ronald A. Bacchus, Director


            March 27, 1997          /s/ Sanders Davies
                                   ---------------------------------
                                    Sanders Davies, Director


            March 27, 1997          /s/ C.W. McMillan
                                   ---------------------------------
                                    C. W. McMillan, Director


            March 27, 1997          /s/ Theo W. Muller
                                   ---------------------------------
                                    Theo W. Muller, Director


            March 27, 1997          /s/ George M. Whitmore, Jr.
                                   ---------------------------------
                                    George M. Whitmore, Jr., Director


            March 27, 1997          /s/ Theo W. Muller
                                   ---------------------------------
                                    Theo W. Muller
                                    Chief Executive Officer
                                    (Principal Executive, Financial
                                    and Accounting Officer)