Form 10QSB
period 1997-03-31
RTI INC
filed 1997-05-12
CIK 81699

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ------------ TO ------------


                          Commission file number 0-5887
                                                 ------


                                    RTI INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                     NEW YORK                            11-2163152
       ----------------------------------           -------------------
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)             Identification No.)


            P.O. Box 3048, 301 Antone, Sunland Park, New Mexico    88063
--------------------------------------------------------------------------------
                (Address of principal executive offices)         (Zip Code)


                                 (505) 589-5431
                (Issuer's telephone number, including area code)



     Check whether the issuer (1) filed all reports required to be filed by Section l3 or l5(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No[ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     May 7, 1997 - 1,481,166 shares of common stock
     -----------   ---------

    Transitional Small Business Disclosure Form    Yes     No [x]

                                    1 of 11

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                            RTI INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                       MARCH 31,         DECEMBER 31,
                                                         1997                1996
         ASSETS                                       (UNAUDITED)
         -----------------------------------          -----------        -----------
Current:
  Cash and cash equivalents                            $1,270,579        $2,578,180
  Accounts receivable, net of allowance
   for doubtful accounts of $1,100 in 1997                581,482              --
  Restricted deposits                                        --             482,944
  Due from affiliated company                             124,695              --
  Inventories                                           1,118,236              --
  Prepaid expenses and Other                              126,171            27,760
  Other current assets                                     13,350              --
                                                       ----------        ----------

         TOTAL CURRENT ASSETS                           3,234,513         3,088,884


Property, plant and equipment,
 net of accumulated depreciation and
 amortization                                             846,132           476,235
Goodwill (Note 2)                                       1,367,390              --
Note receivable                                            55,000           670,000
Other assets                                              169,118             9,565

                                                       ----------        ----------

         TOTAL ASSETS                                  $5,672,153        $4,244,684
                                                       ==========        ==========

        See accompanying notes to consolidated financial statements.

                            RTI INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                               MARCH 31,           DECEMBER 31,
                                                  1997                 1996
LIABILITIES AND STOCKHOLDERS' EQUITY          (UNAUDITED)
------------------------------------        -------------          -------------
CURRENT:
  Accounts payable                           $    486,285          $     19,811
  Current portion of long term debt                47,525                  --
  Accrued expenses                                213,857                74,433
                                             ------------          ------------
        TOTAL CURRENT LIABILITIES                 747,667                94,244

Long-term debt, net of current portion
 and discount of $16,500 and $22,000              252,175               265,000
Other liabilities (Notes 3 and 4)                 943,688               970,935
                                             ------------          ------------

         TOTAL LIABILITIES                      1,943,530             1,330,179
                                             ------------          ------------

STOCKHOLDERS' EQUITY:
 Preferred stock, $.05 par value -
  shares authorized 2,000,000;
  issued and outstanding: none                       --                    --
 Common stock, $.08 par value -
  shares authorized 15,000,000;
  issued and outstanding, 1,481,182               118,495                88,094
 Additional paid-in capital                    17,104,624            16,053,542
 Deficit                                      (13,494,496)          (13,227,131)
                                             ------------          ------------

         TOTAL STOCKHOLDERS' EQUITY             3,728,623             2,914,505
                                             ------------          ------------

         TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY               $  5,672,153          $  4,244,684
                                             ============          ============

         See accompanying notes to consolidated financial statements.

                            RTI INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                                 1997          1996
                                             ----------     ----------
REVENUES
 Net sales                                  $   217,537           --
 Rental income                                   20,928           --
                                            -----------    -----------
      TOTAL REVENUES                            238,465           --


COST OF SALES                                   324,883           --
                                            -----------    -----------
      GROSS PROFIT (LOSS)                       (86,418)          --

OPERATING EXPENSES:
  Selling, general and administrative
   expenses                                     232,359         30,077
  Product development                            12,756           --
  Expenses of Rockaway Industrial
   Park, including interest expense
   of $5,500 in 1997 and 1996                     8,094         21,257
                                            -----------    -----------
LOSS FROM OPERATIONS                           (339,627)       (51,334)

OTHER INCOME (EXPENSE):
 Loss from discontinued operations                 (427)       (35,152)
 Reserve for environmental investigation
  and remediation                                  --         (480,000)
 Environmental insurance settlement                --          580,000
 Other interest income (expense)                 33,988        (68,419)
 Other income                                    38,744         11,580
                                            -----------    -----------
NET LOSS                                    $  (267,322)   $   (43,325)
                                            ===========    ===========

NET LOSS PER SHARE                          $      (.22)   $      (.04)
                                            ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                           1,199,083      1,076,887
                                            ===========    ===========

          See accompanying notes to consolidated financial statements.

                            RTI INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED MARCH 31,
                                                         1997           1996
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:                       --             --
   Net loss                                          $  (267,322)   $   (43,325)
                                                     -----------    -----------
   Adjustments  to  reconcile  net  loss  to
    net  cash  provided  by  operating activities:
      Depreciation and amortization                       30,550        209,237
      Allowance for doubtful accounts                      1,100           --
      Discount of note payable                             5,500          5,500
      (Increase) decrease in:
        Accounts receivable                             (467,672)        (3,453)
        Restricted deposits                              482,944           --
        Due from affiliate                              (124,695)          --
        Inventories                                     (527,614)
        Prepaid expenses and other                         2,235        (15,464)
      Increase (decrease) in:
        Accounts payable                                 379,370         55,356
        Accrued expenses                                  30,315         11,268
        Other liabilities                                (27,247)       480,000
                                                     -----------    -----------
             TOTAL ADJUSTMENTS                          (215,214)       742,444
                                                     -----------    -----------
              NET CASH PROVIDED BY (USED BY)
               OPERATING ACTIVITIES                     (482,536)       699,119
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of fixed assets                            (187,974)      (306,097)
   Reduction in notes receivable                         615,000           --
   Purchase of business, net of cash acquired           (663,038)          --
   Purchases of other assets                            (159,553)          --
                                                     -----------    -----------
         NET CASH PROVIDED BY (USED IN)
          INVESTING ACTIVITIES                          (395,565)      (306,097)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on short-term loans                         (850,000)      (200,000)
   Payments on long term debt                               --         (187,847)
   Payments on other liabilities                            --          (28,329)
   Proceeds from sale of preferred stock                    --          236,000
   Proceeds from sale of common stock                    420,500           --
   Payments for fractional shares
    of common stock                                         --              (55)
                                                     -----------    -----------
         NET CASH PROVIDED BY (USED IN)
          FINANCING ACTIVITIES                          (429,500)      (180,231)
                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS       (1,307,601)       212,791
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR           2,578,180         77,631
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $ 1,270,579    $   290,422
                                                     ===========    ===========


          See accompanying notes to consolidated financial statements.

                            RTI INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Information as of March 31, 1997 and 1996, and for
                    the three months then ended is unaudited)


1.       BASIS OF PRESENTATION

         In the opinion of management of RTI Inc. (with its Subsidiaries, the "Company"), the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the Company's financial position as of March 31, 1997, its results of operations and its cash flows for the three months ended March 31, 1997 and 1996. Results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

         Information included in the consolidated balance sheet as of December 31, 1996 has been derived from the Company's audited consolidated financial statements in its Annual Report on Form 10-KSB for the year ended December 31, 1996, to which reference is made. Certain information included in the audited consolidated financial statements and related notes prepared in accordance with generally accepted accounting principles may have been condensed or omitted.


2.   NEW OPERATIONS

         With its acquisition of the business of Quality Air Inc. on February 24, 1997, the Company is now engaged in the manufacture, marketing and selling of residential coolers and of central air conditioning equipment. The acquisition cost has been allocated first to identifiable assets, with the remainder of the purchase price assigned to goodwill, representing mainly the cost price of patents and patent pending, which will be amortized over 15 years.


3.       ROCKAWAY INDUSTRIAL PARK

         The Company owns a 248 acre parcel of land ("Parcel I") in Rockaway, New Jersey (47 acres of which have been leased to SteriGenics International), that is contiguous to a 15 acre operating parcel that is the site of an irradiation processing facility leased to SteriGenics International("Parcel II" and, with Parcel I, the "Rockaway Industrial Park"). Since 1985, the Company has been seeking a buyer for Parcel I. However, the Company's ability to sell Parcel I is impaired until the completion of an

                            RTI INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Information as of March 31, 1997 and 1996, and for
                    the three months then ended is unaudited)

environmental cleanup and remediation program (Note 4), and its ability to recover its net investment of $50,000 in 201 acres of Parcel I is impaired by unpaid outstanding property taxes for the years 1993, 1994, 1995, and 1996 totaling $196,373, which have been accrued in the financial statements under "Other liabilities".


4.       ENVIRONMENTAL INVESTIGATION AND REMEDIATION

         As a result of engineering tests that commenced in 1981, the New Jersey Department of Environmental Protection (the "DEP") issued a directive in 1986 ordering a remedial investigation and feasibility study (the "Study") designed to determine the nature and extent of contamination on the Rockaway Industrial Park property. The Company agreed to pay the costs of the Study and entered into an Administrative Consent Order with the DEP. In 1989, the DEP issued a Second Directive to pay for an additional environmental study and DEP oversight costs. In 1993, the Company entered into an Administrative Consent Order ("ACO") with the DEP. Cost reimbursement to the DEP under the ACO includes applicable DEP expenditures beginning July 1, 1982 and future DEP oversight costs. In August 1996, the Company made a payment of $575,000 to the DEP as full settlement of all outstanding claims asserted under the ACO. The Company subsequently paid additional claims by the DEP for oversight costs through October 31, 1996 (Notes 4 and 6).

         In April 1996, the DEP responded to the Company's petition to change the Remedial Action Work Plan under the Record of Decision, and advised the Company that a pilot test of the CleanOx remediation program, undertaken by the Company on its Rockaway property, was not considered conclusive. In September 1996, the Company completed a second CleanOx test, which reduced the contamination, but did not result in remediation of the groundwater. On March 7, 1997, the DEP reaffirmed its requirement that the Company comply with the ROD, but allowed the Company to take a well water sampling in May 1997 to determine the longer term impact of the CleanOx remediation effort.

         The Company has also been named a respondent in environmental proceedings relating to a New Jersey disposal site ("Nascolite") to which the Company shipped a small amount of materials in 1978. The Company has signed a settlement agreement with the EPA requiring the payment of $32,247 in settlement of the EPA's Nascolite claims, which payment was made on May 9, 1997.

                            RTI INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Information as of March 31, 1997 and 1996, and for
                    the three months then ended is unaudited)

         As a result of ongoing remediation and DEP involvement in these matters, there can be no assurances that the cleanup, remediation, and DEP oversight accruals will represent the Company's ultimate liability.

         Environmental accruals at March  31,1997  were as follows:
                           Current ("Accrued expenses"):
                             Nascolite Site                       $  32,247

                           Long-term ("Other liabilities"):
                             Groundwater remediation                747,315
                                                                  ---------
                             Total                                $ 779,562
                                                                  =========


5.   DISCONTINUED OPERATIONS

         On August 8, 1996, the Company sold to SteriGenics International the assets and liabilities related to its irradiation business, except for its Rockaway facility, which was leased for six years to SteriGenics International. Results from irradiation operations are shown as "Loss from discontinued operations".


6.       STATEMENT OF CASH FLOWS

         Supplemental disclosures of cash flow information are as follows:

                                Three months ended March 31,
                                    1997        1996
                                ----------- -----------

        Interest paid              $  362       $62,497
        Income taxes paid               -         5,499

ITEM 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1997 AND 1996.

         Net sales for the period from February 24 to March 31, 1997, were $217,537, which did not include any air conditioner sales. In the first quarter of 1996, the company did not record any sales, because of the elimination of sales from discontinued operations. Rental income reflects the lease income from the Company's former irradiation facility in Rockaway, New Jersey.

         Cost of sales of $324,883 in the 1997 period reflected the inefficiencies caused by the preparations to shift manufacturing capacity from coolers to air conditioners. In first quarter of 1996, there was no cost of sales after elimination of the costs of the discontinued business. Product development costs totaled $12,756 in the period ended March 31, 1997; there were no such costs in 1996.

         Selling, general and administrative expenses of $232,359 for the first quarter of 1997 included the costs of setting up the sales and marketing of the new central air conditioner that will be manufactured, starting in the second quarter of this year. In the first quarter of last year, the Company had expenses of $30,077 not related to the discontinued business.

         Expenses of Rockaway Industrial Park were $8,094 in the first quarter of 1997, as compared with $21,257 in the same period last year, when the Company incurred consulting expenses.

         Because of the costs described above, the Company incurred a loss from operations of $339,627 in the first quarter of 1997. This compares with an operating loss of $51,334 for the same period last year.

         Other income for the three months ended March 31, 1997 consisted mainly of interest income of $33,988 on the cash received from the sale of its irradiation business, and $38,744 from additional funds received, as the result of a litigation settlement made in 1995. In the first quarter of 1996, the Company had a net loss of $35,152 from discontinued operations, interest expense of $68,419 and received an environmental insurance settlement of $580,000, of which $480,000 was reserved for future environmental remediation costs.

         The net loss of $267,322 or 22 cents per share for the first quarter compares with a loss of $43,325 or 4 cents per share a year earlier.


LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of 1997, the Company spent $1,132,511 in its new operations, and invested in the acquisition of the new business ($863,063), in fixed assets ($187,974) and in other assets ($159,553) related to this business.

         Net cash provided by financing activities of $420,500 resulted from the sale of 145,000 common shares of the Company in a private placement at $2.90 net per share.

         At March 31, 1997, the Company had $1.3 million in cash and equivalent, which the Company expects to invest in its new air conditioning business during the second quarter.

         The air conditioning business is highly seasonal, increasing the requirements for capital in the summer months. The Company may need working capital or fixed asset financing, but does not have any credit lines at this time. The Company is negotiating for such financing, but there can be no assurance that the Company will be successful in its negotiations. If the Company can not obtain any such financing, it may have to limit its inventories and accounts receivable, and hence its sales, to levels that can be self-financed.



PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
          There have been no new legal proceedings during the quarter ended March 31, 1997.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits: None

         (b) Reports on Form 8-K
             The  Company  filed a  Current  Report  on Form  8-K/A  during  the quarter. It was dated February 24, 1997 and reported the consummation of the acquisition of the business of Quality Air Inc. An Amendment No.1 to this Current Report was filed with the Securities and Exchange Commission on May 9, 1997. It contained a Pro Forma Condensed Consolidated Balance Sheet of the Company as of December 31, 1996.

                                    SIGNATURE


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     RTI INC.




Date: May 9, 1997              By: /s/ THEO W. MULLER
                                   --------------
                                       Theo W. Muller
                                       Chief Executive Officer
                                       (Principal Executive, Financial
                                        and Accounting Officer)