Form 10QSB
period 1997-06-30
RTI INC
filed 1997-08-14
CIK 81699

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT  OF  1934  FOR  THE  TRANSITION   PERIOD  FROM   ____________   TO
          ____________


                          Commission file number 0-5887


                                    RTI INC.
                                    --------
        (Exact name of small business issuer as specified in its charter)


                    NEW YORK                           11-2163152
          ------------------------------            -----------------
         (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)            Identification No.)


            P.O.Box 3048, 301 Antone, Sunland Park, New Mexico 88063
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)



                                 (505) 589-5431
                                 --------------

                (Issuer's telephone number, including area code)



     Check whether the issuer (1) filed all reports required to be filed by Section l3 or l5(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     JULY 31, 1997     -   1,481,166   shares of common stock

    Transitional Small Business Disclosure Form    Yes [ ]     No  [x]

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS


                            RTI Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                     June 30,     December 31,
                                                       1997          1996
         ASSETS                                    (unaudited)
         --------------------------------------     ----------     ----------

         CURRENT:
           Cash and cash equivalents                $  110,594     $2,578,180
           Accounts receivable, net of allowance
            for doubtful accounts of $1,100 in 1997    483,630              -
           Restricted deposits                           6,899        482,944
           Inventories                               2,001,105              -
           Prepaid expenses and Other                  134,641         27,760
           Other current assets                         44,651              -
                                                     ---------      ---------
                  TOTAL CURRENT ASSETS               2,781,520      3,088,884



         Property, plant and equipment,
          net of accumulated depreciation and
          amortization                               1,828,846        476,235
         Patents and Goodwill (Note 2)               1,312,914              -
         Note receivable                                65,000        670,000
         Other assets                                   51,475          9,565
                                                    ----------     ----------
                   TOTAL ASSETS                     $6,039,755     $4,244,684
                                                    ==========     ==========

          See accompanying notes to consolidated financial statements.

                            RTI Inc. and Subsidiaries
                           Consolidated Balance Sheets


                                                       June 30,  December 31,
                                                        1997        1996
         Liabilities and Stockholders' Equity        (unaudited)
         ------------------------------------        -----------  ----------


         CURRENT:
           Accounts payable                          $  521,035   $   19,811
           Short-term borrowings (Note 5)               563,000            -
           Current portion of long term debt             47,106            -
           Accrued expenses                             194,613       74,433
                                                        -------       ------

                 TOTAL CURRENT LIABILITIES            1,325,754       94,244
                                                        -------       ------
         Long-term debt, net of current portion
          and discount of $11,000 and $22,000           254,118      265,000
         Other liabilities (Notes 3 and 4)              946,688      970,935


                  TOTAL LIABILITIES                   2,526,560    1,330,179
                                                        -------       ------

         STOCKHOLDERS' EQUITY:
          Preferred stock, $.05 par value -
           shares authorized 2,000,000;
           issued and outstanding: 57,000                 3,306           -
          Common stock, $.08 par value -
           shares authorized 15,000,000;
           issued and outstanding, 1,481,182            118,495       88,094
          Additional paid-in capital                 17,431,918   16,053,542
          Deficit                                   (14,040,524) (13,227,131)


                  TOTAL STOCKHOLDERS' EQUITY          3,513,195    2,914,505
                                                      ---------    ---------


                  TOTAL LIABILITIES AND
                   STOCKHOLDERS' EQUITY             $ 6,039,755  $ 4,244,684
                                                    ===========  ===========


          See accompanying notes to consolidated financial statements.

                            RTI Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)

                                                      Three Months Ended
                                                           June 30,
                                                      1997           1996
                                                   ----------     ----------
         REVENUES
          Net sales                              $ 1,097,635             -
          Rental income                               21,117             -
                                                     ---------    ---------
               TOTAL REVENUES                      1,118,752             -


             COST OF SALES                           850,208             -
                                                     --------    ---------
               GROSS PROFIT (LOSS)                   268,544             -

         OPERATING EXPENSES:
           Selling, general and administrative
            expenses                                 817,974        29,082
           Product development                        34,379             -
           Expenses of Rockaway Industrial
           Park, including interest expense
            of $5,500 in 1997 and 1996                10,957        26,353
                                                   ----------    ---------

         LOSS FROM OPERATIONS                       (594,766)      (55,435)

         OTHER INCOME (EXPENSE):
           Income (loss) from discontinued
            operations  (Note 6)                           -        85,030
           Other interest income (expense)            (5,974)      (59,051)
                   Other income                        7,327         5,586
                                                   ---------    -----------
   NET LOSS                                        $(593,413)   $ ( 23,870)
                                                   =========    ===========

         NET LOSS PER SHARE                        $    (.40)   $     (.02)
                                                   =========    ==========

         WEIGHTED AVERAGE NUMBER OF COMMON
          SHARES OUTSTANDING                       1,481,166     1,076,887
                                                   =========     =========


          See accompanying notes to consolidated financial statements.

                            RTI Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)


                                                       SIX MONTHS ENDED
                                                           JUNE 30,
                                                      1997           1996
                                                   ----------     ----------
         REVENUES
          Net sales                               $ 1,315,172             -
          Rental income                                42,045             -
                                                    ---------     ---------

               TOTAL REVENUES                       1,357,217             -


         COST OF SALES                              1,175,091             -
                                                    ---------     ---------
               GROSS PROFIT (LOSS)                    182,126             -

         OPERATING EXPENSES:
           Selling, general and administrative
            expenses                                1,050,333        59,159
           Product development                         47,135             -
           Expenses of Rockaway Industrial
            Park, including interest expense
            of $11,000 in 1997 and 1996                19,051        47,610
                                                    ---------     ---------

         INCOME (LOSS) FROM OPERATIONS               (934,393)     (106,769)

         OTHER INCOME (EXPENSE):
           Income (loss) from discontinued
            operations (Note 6)                          (427)       49,878
           Reserve for environmental investigation
            and remediation                                 -      (480,000)
           Environmental insurance settlement               -       580,000
           Other interest income (expense)             28,014      (127,470)
           Other income                                46,071        17,166
                                                    ---------     ---------

      NET LOSS                                      $(860,735)   $ ( 67,195)
                                                    =========    ==========

         NET LOSS PER SHARE                         $    (.63)   $     (.06)
                                                    =========    ==========

         WEIGHTED AVERAGE NUMBER OF COMMON
          SHARES OUTSTANDING                        1,481,166     1,076,887
                                                    =========     =========



          See accompanying notes to consolidated financial statements.

                            RTI INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                   Six Months Ended June 30,
                                                        1997         1996
 CASH FLOWS FROM OPERATING ACTIVITIES:              ----------    ----------
    Net loss                                      $  (860,735)   $( 67,195)

    Adjustments to reconcile net loss to net cash
     provided (used) by operating activities:
       Depreciation and amortization                   93,142      437,889
       Discount of note payable                        11,000       11,000
       (Increase) decrease in:
         Accounts receivable                         (483,630)     (82,957)
         Restricted deposits                          476,045            -
         Inventories                               (2,001,105)           -
         Prepaid expenses and other                  (151,532)     (13,169)
       Increase (decrease) in:
         Accounts payable                             501,224       48,153
         Accrued expenses                             120,180      (77,448)
         Other liabilities                           ( 24,247)     293,743
                                                     --------      -------
           TOTAL ADJUSTMENTS                       (1,458,923)     617,211
                                                    ----------     -------
            NET CASH PROVIDED BY (USED IN)
            OPERATING ACTIVITIES                   (2,319,658)     550,016
                                                    ----------     -------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of fixed assets                      (1,352,611)    (634,971)
    Reduction in notes receivable                     605,000            -
    Purchase of business, net of cash acquired       (697,731)           -
    Purchase (sale) of other assets                  ( 41,910)      82,106
                                                     --------      -------
         NET CASH PROVIDED BY (USED IN)
           INVESTING ACTIVITIES                    (1,487,252)    (717,077)
                                                   ----------      --------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Changes in short-term borrowings                  563,000     (125,000)
    Changes in long term debt                          25,224     ( 38,075)
    Proceeds from sale of preferred stock             330,600      236,000
    Proceeds from sale of common stock                420,500       43,750

    Payments for fractional shares
     of common stock                                        -         ( 55)
                                                    ----------     -------
          NET CASH PROVIDED BY (USED IN)
           FINANCING ACTIVITIES                     1,339,324      116,620
                                                    ---------      -------

 NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS   (2,467,586)     (50,441)
 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR       2,578,180       77,631
                                                    ---------      -------

 CASH AND CASH EQUIVALENTS, END OF PERIOD          $  110,594    $  27,190
                                                    ==========    =========


          See accompanying notes to consolidated financial statements.

                            RTI INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Information as of June 30, 1997 and 1996, and for
                the three and six months then ended is unaudited)


1.       BASIS OF PRESENTATION

         In the opinion of management of RTI Inc. (with its Subsidiaries, the "Company"), the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the Company's financial position as of June 30, 1997, its results of operations and its cash flows for the three and six months ended June 30, 1997 and 1996. Results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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


3.       ROCKAWAY INDUSTRIAL PARK

         The Company owns a 248 acre parcel of land ("Parcel I") in Rockaway, New Jersey (47 acres of which have been leased to SteriGenics International), that is contiguous to a 15 acre operating parcel that is the site of an irradiation processing facility leased to SteriGenics International("Parcel II" and, with Parcel I, the "Rockaway Industrial Park"). Since 1985, the Company has been seeking a buyer for Parcel I. However, the Company's ability to sell Parcel I is impaired until the completion of an

                            RTI INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Information as of June 30, 1997 and 1996, and for
                the three and six months then ended is unaudited)

environmental cleanup and remediation program (Note 4), and its ability to recover its net investment of $50,000 in 201 acres of Parcel I is impaired by unpaid outstanding property taxes for the years 1993, 1994, 1995, and 1996 totaling $199,373, which have been accrued in the financial statements under "Other liabilities".


4.       ENVIRONMENTAL INVESTIGATION AND REMEDIATION

         As a result of engineering tests that commenced in 1981, the New Jersey Department of Environmental Protection (the "DEP") issued a directive in 1986 ordering a remedial investigation and feasibility study (the "Study") designed to determine the nature and extent of contamination on the Rockaway Industrial Park property.
The Company agreed to pay the costs of the Study and entered into an Administrative Consent Order with the DEP. In 1989, the DEP issued a Second Directive to pay for an additional environmental study and DEP oversight costs. In 1993, the Company entered into an Administrative Consent Order ("ACO") with the DEP. Cost reimbursement to the DEP under the ACO includes applicable DEP expenditures beginning July 1, 1982 and future DEP oversight costs. In August 1996, the Company made a payment of $575,000 to the DEP as full settlement of all outstanding claims asserted under the ACO.
The Company subsequently paid additional claims by the DEP for oversight costs through October 31, 1996.

         In April 1996, the DEP responded to the Company's petition to change the Remedial Action Work Plan under the Record of Decision, and advised the Company that a pilot test of the CleanOx remediation program, undertaken by the Company on its Rockaway property, was not considered conclusive. In September 1996, the Company completed a second CleanOx test, which reduced the contamination, but did not result in remediation of the groundwater. On March 7, 1997, the DEP reaffirmed its requirement that the Company comply with the ROD, but allowed the Company to take a well water sampling in May 1997 to determine the longer term impact of the CleanOx remediation effort. The results of this latest sampling are being studied by the DEP and by the Company's consultants.

         The Company has also been named a respondent in environmental proceedings relating to a New Jersey disposal site ("Nascolite") to which the Company shipped a small amount of materials in 1978. In
May 1997, the Company paid $32,247 in settlement of EPA's Nascolite claims.

                            RTI INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Information as of June 30, 1997 and 1996, and for
                the three and six months then ended is unaudited)


         As a result of ongoing remediation and DEP involvement in these matters, there can be no assurances that the cleanup, remediation, and DEP oversight accruals will represent the Company's ultimate liability.

         Environmental accruals at June 30,1997 were as follows:

                           Long-term ("Other liabilities"):
                             Groundwater remediation             $747,315


5.       SHORT TERM BORROWINGS

         The Company borrowed $563,000 from its chairman and his affiliate Frellum Corporation to fund the acquisition and equipment of the Company's AC2 manufacturing facility in May and June 1997. These loans are payable on demand and carry an interest rate of one percent over the prime rate as published from time to time in the Wall Street Journal, Eastern Edition.


6.       DISCONTINUED OPERATIONS

         On August 8, 1996, the Company sold to SteriGenics
International the assets and liabilities related to its irradiation business, except for its Rockaway facility, which was leased for six years to SteriGenics International. Results from irradiation operations are shown as Income or Loss from discontinued operations.

                            RTI INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Information as of June 30, 1997 and 1996, and for
                the three and six months then ended is unaudited)

7.       STATEMENT OF CASH FLOWS

         Supplemental disclosures of cash flow information are as follows:

                                  Six months ended June 30,
                                     1997          1996
                                     ----          ----

        Interest paid              $  362        $121,881
        Income taxes paid               -           4,985

ITEM 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED JUNE 30,
1997 AND 1996.

         Net sales for the three months ended June 30, 1997, were $1,097,635, mostly from evaporative coolers. In the second quarter of 1996, all sales were from discontinued operations, which were eliminated from the presentation. In the 1997 quarter, the company also had rental income of $21,117

         Cost of sales of $850,208 in the 1997 period included certain costs to prepare for the shift of manufacturing capacity from coolers to air conditioners. In second quarter of 1996, there was no cost of sales after elimination of the costs of the discontinued business. Product development costs totaled $34,379 in the quarter ended June 30, 1997; there were no such costs in 1996.

         Selling, general and administrative expenses totaled $817,974 for the second quarter of 1997. In the second quarter of last year, the Company had general and administrative expenses of $29,082 not related to the discontinued business.

         Expenses of Rockaway Industrial Park were $10,957 in the second quarter of 1997, as compared with $26,353 in the same period last year, when the Company incurred consulting expenses.

         Because of the costs described above, the Company incurred a loss from operations of $594,766 in the second quarter of 1997. This compares with an operating loss of $55,435 for the same period last year.

         Other income for the three months ended June 30, 1997 consisted of an insurance refund of $7,327 less net interest expense of $5,974. In 1996, the company had income from discontinued operations of $85,030, interest expense of $59,051 and rental and miscellaneous income of $5,586.

         The net loss of $593,413 or 40 cents per share for the second quarter this year compares with a loss of $23,870 or 2 cents per share in 1996.

COMPARISON OF OPERATIONS FOR THE SIX MONTH PERIODS ENDED JUNE 30,
1997 AND 1996.

         Net sales for the six months ended June 30, 1997 were $1,315,172, and rental income was $42,045. In the same period last year, all of the company's sales were from discontinued operations.

         Cost of sales for the first half of 1997 were $1,175,091. This includes certain costs related to the manufacturing of the company's new AC2 air conditioner, which received the necessary UL compliance approval and energy efficiency rating after the end of the period under review. In the first half of 1996, cost of goods sold were eliminated as they were related entirely to discontinued operations.

         Selling, general and administrative expenses totaled $1,050,333 for the first six months of 1997. In the same period in 1996, these expenses were limited to corporate administration expenses, as all other expenses related to discontinued operations.

         Product development expenses were $47,135 in the first six months of 1997. There were no such expenses in 1996.

         Expenses of the Rockaway site totaled $19,051 for the first half of 1997, as compared with $47,610 in the same period of 1996, when the company incurred consulting expenses.

         The company incurred a loss from operations of $934,393 in the first half of 1997, as compared with an operating loss of $106,769 for the same period in 1996.

         Other income for the first half of 1997 consisted of net interest income of $28,014 and income from a litigation settlement and an insurance refund totaling $46,071. In the same period of 1996, the company had net income from discontinued operations of $49,878, and received an insurance settlement of $580,000, mostly offset by an environmental remediation reserve and interest expense.

         As a result of the foregoing, the company had a net loss of $860,735 or 63 cents per share for the first half of 1997, compared with a net loss of $67,195 or 6 cents per share in the same period of 1996.

LIQUIDITY AND CAPITAL RESOURCES

         During the first half of 1997, the Company spent $1.5 million for working capital in its new operations, and invested $1.4 million in the acquisition and equipment of its El Paso, Texas AC2 air conditioner manufacturing facility and, to a small extent in its Juarez, Mexico fiberglass manufacturing facility.

         Net cash provided by financing activities of $774,300 resulted from the sale in private placements of 145,000 common shares of the Company at $2.90 net per share, and 57,000 Series B Preferred Shares at $5.80 per share.

         At June 30, 1997, the Company had $110,594 in cash and equivalent, compared to $1,270,579 at December 31, 1996.

         In the second quarter, the Company borrowed $563,000 as a demand loan from its chairman and an affiliated company at an interest rate of one percent over the prime rate.

         On July 7, 1997, the Company sold an additional 43,000 of Series B Preferred shares at $5.80 per share. The Company also received a verbal commitment for a loan secured by fixed assets, but there can be no assurance that this will translate into an actual funding of such loan. Furthermore, the company may need working capital financing prior to next year's spring and summer selling season. If the Company cannot obtain any such financing, it may have to limit its operations, inventories and accounts receivable, and hence its sales volume.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         There were no new legal proceedings during the quarter.

ITEM 2.  CHANGES IN SECURITIES
         On June 30, 1997, the Company issued 57,000 of 9% Series B Preferred Shares at $5.80 per share, for a total of $330,600, in a private placement that was not registered under the Securities Act. Said shares were sold directly to accredited investors by the Company, without any underwriting discounts or commissions. The Company similarly issued another 43,000 Series B Preferred Shares at the same price on July 7, 1997, for total net proceeds of $249,400. Each Series B Preferred share is convertible into two common shares and callable by the Company, at par after June 15, 1999 if the price of the common stock exceeds $4.75 for ten successive business days, or, anytime, at $10 per preferred share.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits: None

         (b) Reports on Form 8-K
             The Company filed a Current Report on Form 8-K/A dated February 24, 1997, reporting the consummation of the acquisition of the business of Quality Air Inc. An Amendment No.1 to this Current Report was filed with the Securities and Exchange Commission on May 9, 1997. It contained a Pro Forma Condensed Consolidated Balance Sheet of the Company as of December 31, 1996.


                                                        SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     RTI  INC.



Date: August 8, 1997            By: /s/ THEO W. MULLER
                                    -------------------------------
                                        Theo W. Muller
                                        Chief Executive Officer
                                        (Principal Executive, Financial
                                        and Accounting Officer)