Form 10QSB
period 1997-09-30
RTI INC
filed 1997-11-06
CIK 81699

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                                     --------------------

[ ]   TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
       ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________


                          Commission file number 0-5887
                                                 ------

                                    RTI INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                    NEW YORK                           11-2163152
          ------------------------------            -------------------
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



      Check whether the issuer (1) filed all reports required to be filed by Section l3 or l5(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     October 31, 1997  -   1,481,166   shares of common stock
     ----------------     -----------


    Transitional Small Business Disclosure Form    Yes [ ] No [X]

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS




                            RTI INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                                     SEPTEMBER 30,  DECEMBER 31,
                                                          1997           1996
         ASSETS                                       (unaudited)
         -----------------------------------           ----------     ----------

CURRENT:
  Cash and cash equivalents                            $   22,433     $2,578,180
  Accounts receivable, net of allowance
   for doubtful accounts of $11,482 in 1997               371,916             --
  Restricted deposits                                      16,393        482,944
  Inventories                                           2,227,441             --
  Prepaid expenses and Other                              123,433         27,760
  Other current assets                                     58,214             --
                                                       ----------     ----------

         TOTAL CURRENT ASSETS                           2,820,054      3,088,884


Property, plant and equipment,
 net of accumulated depreciation and
 amortization of $1,797,617                             1,897,379        476,235
Patents and Goodwill (Note 2)                           1,276,857             --
Note receivable                                            80,000        670,000
Other assets                                               16,532          9,565
                                                       ----------     ----------

             TOTAL ASSETS                              $6,090,822     $4,244,684
                                                       ==========     ==========


          See accompanying notes to consolidated financial statements.

                            RTI INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                         September 30,         December 31,
                                              1997                1996
  LIABILITIES AND STOCKHOLDERS' EQUITY    (unaudited)
  ------------------------------------   ------------         ------------


CURRENT:
  Accounts payable                       $    807,735         $     19,811
  Short-term borrowings (Note 5)              593,000                   --
  Current portion of long term debt            44,990                   --
  Accrued expenses                            174,975               74,433

        TOTAL CURRENT LIABILITIES           1,620,700               94,244

Long-term debt, net of current portion
 and discount of $5,500 and $22,000           259,500              265,000
Other liabilities (Notes 3 and 4)           1,032,035              970,935
                                         ------------         ------------

         TOTAL LIABILITIES                  2,912,235            1,330,179
                                         ------------         ------------

STOCKHOLDERS' EQUITY:
 Preferred stock, $.05 par value -
  shares authorized 2,000,000;
  issued and outstanding: 100,000               5,000                   --
Common stock, $.08 par value -
  shares authorized 15,000,000;
  issued and outstanding, 1,481,166           118,495               88,094
 Additional paid-in capital                17,679,624           16,053,542
 Deficit                                  (14,624,532)
                                         ------------         ------------

         TOTAL STOCKHOLDERS' EQUITY         3,178,587            2,914,505
                                         ------------         ------------

         TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY           $  6,090,822         $  4,244,684
                                         ============         ============


         See accompanying notes to consolidated financial statements.

                            RTI INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)




                                              THREE MONTHS ENDED
                                                 SEPTEMBER,
                                            1997           1996
                                        -----------    -----------
REVENUES
 Net sales                              $   976,467             --
 Rental income                               20,558         15,512
                                        -----------    -----------
      TOTAL REVENUES                        997,025         15,512


    COST OF SALES                         1,012,581             --
                                        -----------    -----------
          GROSS PROFIT (LOSS)               (15,556)            --

OPERATING EXPENSES:
  Selling, general and administrative
   expenses                                 509,497         40,612
  Product development                        32,491             --
  Expenses of Rockaway Industrial
  Park, including interest expense
   of $5,500 in 1997 and 1996                11,371        114,574
                                        -----------    -----------



LOSS FROM OPERATIONS                       (568,915)      (139,674)

OTHER INCOME (EXPENSE):
  Income (loss) from discontinued
   operations (Note 6)                           --        (16,873)
  Other interest income (expense)           (14,250)        22,273
  Other income                                   --             --
                                        -----------    -----------
NET LOSS                                $  (583,165)   $  (134,274)
                                        ===========    ===========

NET LOSS PER SHARE                      $      (.39)   $      (.12)
                                        ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                       1,481,166      1,076,887
                                        ===========    ===========


        See accompanying notes to consolidated financial statements.

                            RTI INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                            NINE MONTHS ENDED
                                               SEPTEMBER 30,
                                            1997           1996
                                        -----------    -----------
REVENUES
 Net sales                              $ 2,291,640             --
 Rental income                               62,603         21,112
                                        -----------    -----------

     TOTAL REVENUES                       2,354,243         21,112


COST OF SALES                             2,406,869             --
                                        -----------    -----------
      GROSS PROFIT (LOSS)                   (52,626)        21,112

OPERATING EXPENSES:
  Selling, general and administrative
   expenses                               1,330,614        100,766
  Product development                        79,626             --
  Expenses of Rockaway Industrial
   Park, including interest expense
   of $16,500 in 1997 and 1996               40,422        642,183
                                        -----------    -----------

INCOME (LOSS) FROM OPERATIONS             1,503,288)      (721,837)

OTHER INCOME (EXPENSE):
  Income (loss) from discontinued
   operations (Note 6)                         (427)       (87,253)
  Environmental insurance settlement             --        580,000
  Other interest income (expense)            13,769         28,204
  Other income                               46,071             --
                                        -----------    -----------

NET LOSS                                $ 1,443,875)   $  (200,886)
                                        ===========    ===========

NET LOSS PER SHARE                      $     (1.01)   $      (.18)
                                        ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                       1,424,471      1,076,887
                                        ===========    ===========


          See accompanying notes to consolidated financial statements.

                            RTI INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                     1997           1996
                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                      $(1,443,875)   $  (200,886)
                                                 -----------    -----------

   Adjustments to reconcile net loss
    to net cash provided (used) by operating activities:
      Depreciation and amortization                  165,388         41,115
      Discount of note payable                        16,500         16,500
      (Increase) decrease in:
        Accounts receivable                         (371,916)      (110,294)
        Restricted deposits                          466,551       (714,692)
        Inventories                               (2,227,441)            --
        Prepaid expenses and other                  (147,887)            --
      Increase (decrease) in:
        Accounts payable                             787,924         16,953
        Accrued expenses                             100,542       (205,557)
        Other liabilities                             24,043       (136,398)
                                                 -----------    -----------
         TOTAL ADJUSTMENTS                        (1,186,296)    (1,091,790)
                                                 -----------    -----------
          NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES                    (2,630,171)    (1,293,259)
                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of irradiation operations                         --      4,601,726
   Purchases of fixed assets                      (1,421,144)            --
   Reduction in notes receivable                     590,000             --
   Purchase of business, net of cash acquired       (710,922)            --
   Purchase (sale) of other assets                        --        (81,002)
                                                 -----------    -----------
         NET CASH PROVIDED BY (USED IN)
          INVESTING ACTIVITIES                    (1,542,066)     4,520,724)
                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Changes in short-term borrowings                  593,000             --
   Changes in long term debt                          22,990       (575,000)
   Proceeds from sale of preferred stock             580,000             --
   Proceeds from sale of common stock                420,500         43,750
   Payments for fractional shares
    of common stock                                       --           (563)
                                                 -----------    -----------
         NET CASH PROVIDED BY (USED IN)
          FINANCING ACTIVITIES                     1,616,490       (531,813)
                                                 -----------    -----------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS   (2,555,747)     2,695,652
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR       2,578,180         77,631

CASH AND CASH EQUIVALENTS, END OF PERIOD         $    22,433    $ 2,773,283
                                                 ===========    ===========


          See accompanying notes to consolidated financial statements.

                            RTI INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Information as of September 30, 1997 and 1996, and
             for the three and nine months then ended is unaudited)


1.       BASIS OF PRESENTATION

         In the opinion of management of RTI Inc. (with its Subsidiaries, the "Company"), the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the Company's financial position as of September 30, 1997, its results of operations and its cash flows for the three and nine months ended September 30, 1997 and 1996. Results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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


3.       ROCKAWAY INDUSTRIAL PARK

         The Company owns a 248 acre parcel of land ("Parcel I") in Rockaway, New Jersey (47 acres of which have been leased to SteriGenics International), that is contiguous to a 15 acre operating parcel that is the site of an irradiation processing facility leased to SteriGenics International("Parcel II" and, with Parcel I, the "Rockaway Industrial Park"). Since 1985, the Company has been seeking a buyer for Parcel I. However, the Company's ability to sell Parcel I is impaired until the completion of an

                            RTI INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Information as of September 30, 1997 and 1996, and
             for the three and nine months then ended is unaudited)

environmental cleanup and remediation program (Note 4), and its ability to recover its net investment of $50,000 in 201 acres of Parcel I is impaired by unpaid outstanding non-recourse property taxes for the years 1993, 1994, 1995, 1996 and 1997 totaling $203,873, which have been accrued in the financial statements under "Other liabilities".


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

         In April 1996, the DEP responded to the Company's petition to change the Remedial Action Work Plan under the Record of Decision, and advised the Company that a pilot test of the CleanOx remediation program, undertaken by the Company on its Rockaway property, was not considered conclusive. In September 1996, the Company completed a second CleanOx test, which reduced the contamination, but did not result in remediation of the groundwater. On March 7, 1997, the DEP reaffirmed its requirement that the Company comply with the ROD. In October 1997, the Company submitted a remediation proposal to the DEP, the cost of which would approach $1 million over an eight year period. The Company has accrued $747,315 for long term environmental expenses under "Other liabilities".

         The Company had also been named a respondent by the EPA in environmental proceedings relating to the "Nascolite" Superfund site in New Jersey. In May 1997, the Company paid $32,247 in settlement of EPA's Nascolite claims.

                            RTI INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Information as of September 30, 1997 and 1996, and
             for the three and nine months then ended is unaudited)


         Considering the ongoing remediation and DEP involvement in these matters, there can be no assurances that the cleanup, remediation, and DEP oversight accruals will represent the Company's ultimate liability.


5.       SHORT TERM BORROWINGS

         The Company has borrowed $593,000 from its chairman and an affiliate corporation to fund part of the acquisition and equipment of the Company's AC2 manufacturing facility. These loans are unsecured, payable on demand and carry an interest rate of one percent over the prime rate as published from time to time in the Wall Street Journal, Eastern Edition.


6.       DISCONTINUED OPERATIONS

         On August 8, 1996, the Company sold to SteriGenics International the assets and liabilities related to its irradiation business, except for its Rockaway facility, which was leased for six years to SteriGenics International. Results from irradiation operations are shown as Income or Loss from discontinued operations.


7.       STATEMENT OF CASH FLOWS

         Supplemental disclosures of cash flow information are as follows:


                               Nine months ended September 30,
                                     1997          1996
                                 -----------    ----------
         Interest paid              $1,938         $   844
         Income taxes paid              --              --

ITEM 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS




COMPARISON OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996.

         Net sales for the three months ended September 30, 1997, were $976,467, mostly from the new AC2 water cooled air conditioners sold during the month of August. In the third quarter of 1996, all sales were from the Company's discontinued operations, which were eliminated from the presentation. For the quarter, the company had rental income of $20,558 in 1997, up from $15,512 in 1996.

         Cost of sales of $1,012,581 in the 1997 period exceeded net sales because of initial price concessions and plant break-in problems. In third quarter of 1996, there was no cost of sales after elimination of the costs of the discontinued business. Product development costs totaled $32,491 in the quarter ended September 30, 1997; there were no such costs in 1996.

         Selling, general and administrative expenses totaled $509,497 for the second quarter of 1997. In the third quarter of last year, the Company had general and administrative expenses of $40,612. These expense totals are not comparable, as the Company did not have an active business in last year's quarter.

         Expenses of Rockaway Industrial Park were $11,371 in the third quarter of 1997, as compared with $114,574 in the same period last year, when the Company incurred groundwater remediation expenses.

         Because of the costs described above, the Company incurred a loss from operations of $568,915 in the third quarter of 1997. This compares with an operating loss of $139,674 for the same period last year.

         For the three months ended September 30, 1997 the Company incurred net interest expenses of $14,250, as compared with net interest income of $22,273 received in the third quarter of 1996, when the Company also incurred a loss from discontinued operations of $16,873.

         The net loss of $583,165 or 39 cents per share for the third quarter this year compares with a loss of $134,274 or 12 cents per share in 1996.

COMPARISON OF OPERATIONS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996.

         Net sales for the nine months ended September 30, 1997 were $2,291,640, and rental income was $62,603. In the same period last year, all of the company's sales were from discontinued operations, while rental income totaled $21,112.

         Cost of sales for the first nine months of 1997 totaled $2,406,869. This includes certain break-in costs related to the manufacturing of the company's new AC2 air conditioner, which were previously classified as general and administrative expenses. In the first nine months of 1996, cost of goods sold were eliminated, as they were related entirely to discontinued operations.

         Selling, general and administrative expenses totaled $1,330,614 for the first nine months of 1997, after reclassification of certain prior period expenses as Cost of sales. In the same period in 1996, these expenses were limited to $100,766, entirely in corporate administration expenses, as all other expenses related to discontinued operations and were therefore eliminated from the comparison.

         Product development expenses were $79,626 in the first nine months of 1997. There were no such expenses in 1996.

         Expenses of the Rockaway, New Jersey site totaled $40,422 for the first nine months of 1997, as compared with $642,183 in the same period of 1996, when the company incurred remediation costs and reserved $559,647 for future remediation expenses.

         The company incurred a loss from operations of $1,503,288 in the first nine months of 1997, as compared with an operating loss of $721,837 for the same period in 1996.

         Other income for the first half of 1997 consisted of net interest income of $13,769 and other income totaling $46,071. In the same period of 1996, the company had a net loss from discontinued operations of $87,253, received an environmental insurance settlement of $580,000 and had net interest income of $28,204.

         As a result of the foregoing, the company had net losses in the first nine months, amounting to $1,443,875 or 97 cents per share in 1997 and $200,886 or 18 cents per share in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         During the first nine months of 1997, the Company invested $2.6 million in receivables and inventories for its new operations, and invested $1.4 million in fixed assets, consisting mainly of the acquisition and equipment of its El Paso, Texas AC2 air conditioner manufacturing facility.

         The net cash of $1,616,490 provided by financing activities came from unsecured borrowings and from the sale in private placements of 145,000 common shares of the Company at $2.90 net per share, and 100,000 Series B Preferred Shares at $5.80 per share. This totaled less than the cash used in operating and investing activities, causing a reduction in cash and equivalent from $1,270,579 at December 31, 1996 to $22,433 at September 30, 1997.

         The late introduction of the AC2 air conditioner at the end of the cooling sales season and the seasonality of the air conditioning business make it necessary for the Company to seek additional financing. After the end of the third quarter, the Company signed an agreement for a $600,000 mortgage on its El Paso facility, of which $350,000 had been drawn down as of November 3, 1997. The Company is also negotiating for additional debt and/or equity financing, but there can be no assurance that these negotiations will be successful. If the Company cannot obtain any such financing, it may have to limit its operations and inventories, and hence its future sales volume.



PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         There were no new legal proceedings during the quarter.


ITEM 2.  CHANGES IN SECURITIES
         In June and July 1997, the Company issued a total of 100,000 of 9% Series B Preferred Shares at $5.80 per share, for a total of $580,000, in a private placement that was not registered under the Securities Act. Said shares were sold directly to accredited investors by the Company without underwriting discounts or commissions. Each Series B Preferred share is convertible into two common shares and callable by the Company, at par, after June 15, 1999 if the price of the common stock at that time exceeds $4.75 for ten successive business days. The terms of the Series B Preferred Shares are detailed in the amendment to the Company's Certificate of Incorporation attached herewith as Annex A.

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



                                     RTI  INC.




Date: November 3, 1997            By: /s/ THEO W. MULLER
                                      ---------------------------
                                          Theo W. Muller
                                          Chief Executive Officer



                                  By: /s/ JAMES M. CAYLOR
                                      ----------------------------
                                          James M. Caylor
                                          Controller and Principal
                                          Accounting Officer

                                     ANNEX A



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

          SECOND: The certificate of incorporation of the Corporation was filed by the Department of State of the State of New York on August 27, 1968.

          THIRD: The amendment of the certificate of incorporation of the Corporation effected by this certificate of amendment is as follows:

               To add a provision stating the number, designation, relative rights, preferences and limitations of the shares of Series B Preferred Stock as fixed by the Board of Directors of the Corporation pursuant to the authorization contained in the certificate of incorporation of the Corporation

          FOURTH: To accomplish the foregoing amendment, the following new Article SEVENTH is added to the certificate of incorporation of the Corporation as follows:

               "SEVENTH" (a) DESIGNATION OF SERIES. The series of Preferred Shares established herein shall be designated "Series B Preferred Stock" (hereinafter called "Series B Preferred Stock") and the authorized number of shares of Series Preferred Stock shall be 100,000 shares. The shares of Series B Preferred Stock, upon issuance for a consideration of $5.80 per share, shall be fully-paid and non-assessable. All shares of Series B Preferred Stock redeemed or otherwise purchased or acquired by the Corporation including shares of Series B Preferred Stock acquired upon conversion in accordance with clause (e) of this Article SEVENTH) shall have the status of authorized but unissued shares of Preferred Shares and any such shares may be reissued as shares of such series of Preferred Shares as may be designated by the Board of Directors of the Corporation.

                    (b) DIVIDENDS. The holders of shares of Series B Preferred Stock shall be entitled to receive, when and as declared by the Board of Directors out of funds legally available for the purpose, dividends in cash at the rate of $0.522 per share per annum. Dividends on shares of Series B Preferred Stock will accumulate and will be payable quarterly on March 31, June 30, September 30 and December 31 of each year; provided, however, that dividends of a fraction of one cent shall not be payable, but shall continue to accrue. Dividends on shares of Series B Preferred Stock will be cumulative whether or not earned or declared and whether or not there shall be funds of the Corporation legally available for the payment of such dividends. Accruals and accumulations of dividends shall not bear interest.

               So long as any shares of Series B Preferred Stock shall be outstanding, the Corporation shall not declare or pay, or set apart for payment, any dividends or make any distribution in cash or other property on any Common Shares of the Corporation, or shall any Common Shares of the Corporation be redeemed or purchased by the Corporation, nor shall any monies be paid to or made available for a sinking fund for the redemption or purchase of any Common Shares of the Corporation, unless in each instance all dividends accrued on all outstanding shares of Series B Preferred Stock as of the record date for the taking of any such actions shall have been paid or provided for.

                    (c) LIQUIDATION RIGHTS. In the event of any liquidation, dissolution, or winding up of the Corporation, whether voluntary or involuntary, after payment or provision for the payment of the debts and other liabilities of the Corporation, the Corporation shall pay to the holders of shares of Series B Preferred Stock, before any distribution shall be made to the holders of any other capital stock of the Corporation, an amount equal to $5.80 per share of Series B Preferred Stock held by each such holder, plus an amount equal to all accrued dividends unpaid thereon to the date of final distribution to such holders. For the purposes of this section (c), any sale, conveyance, exchange or transfer (for cash, shares of stock, securities, or other consideration) of all or substantially all of the property or assets of the Corporation, reorganization of the Corporation, or consolidation or merger of the Corporation with one or more corporations, shall be deemed to be a liquidation, dissolution or winding up, voluntary, or involuntary.

                    (d) VOTING. Except as otherwise provided by law, the holders of record of shares of Series B Preferred Stock shall be entitled to vote at any election of directors and on any other matter submitted to the holders of Common Shares, voting together with the holders of Common Shares (and any other class or series which may similarly be entitled to vote with the Common Shares) as a single class, and shall be entitled to one vote per share of Series B Preferred Stock held by them; provided, however, that so long as any shares of Series B Preferred Stock are outstanding, the Corporation shall not, without the affirmative vote of the holders of a majority of the outstanding shares of this series, consolidate or merge into or with another corporation.

                    (e) CONVERSION INTO COMMON STOCK.

                         (i) Each share of Series B Preferred Stock shall be
convertible at any time, at the option of the holder thereof, into two Common Shares, subject to the adjustments hereinafter provided

                         (ii) Each holder of record of outstanding shares of
Series B Preferred Stock may exercise the conversion right provided in clause
(i) of this section (e) as to all or any portion of such shares by delivering to the Corporation during regular business hours, at the principal office of the Corporation or at such other place as may be designated in writing by the Corporation, the certificate or certificates for the shares to be converted, duly endorsed and assigned to the Corporation, accompanied by written notice stating that the holder elects to convert such shares into Common Shares. A conversion shall be deemed to have been effected on the date (the "Conversion Date') when such delivery is made. As promptly as practicable thereafter, the Corporation shall issue and deliver to such holder, at such office or other place designated by the Corporation, a certificate or certificates for the number of Common Shares to which such holder is entitled. For all purposes, the rights of a converting holder of shares of Series B Preferred Stock, as such, shall cease as to the shares converted and such person shall be deemed to have become the record holder of such Common Shares, at the close of business on the day on which delivery of such notice shall be made. The Corporation shall pay all issue and transfer taxes, if any, incurred in respect of Common Shares delivered on conversion.

               In the event of the liquidation, dissolution or winding up of the Corporation, such right of conversion shall end at the close of business on the 10th business day prior to the date fixed for the first distribution of the assets of the Corporation to the holders of shares of Series B Preferred Stock. Upon conversion, the Corporation shall pay a dividend on the shares of Series B Preferred Stock surrendered for conversion in an amount per share equal to the amount accrued at the applicable dividend rate for the number of days in the period between (i) the end of the last completed dividend period as to which dividends have been paid, and (ii) the Conversion Date.

                    (f) ADJUSTMENTS. The number of Common Shares into which each share of the Series B Preferred Stock is convertible shall be subject to the following adjustments from time to time and after the happening of each of the following events only as follows:

                         (i) If the Corporation shall (w) pay a dividend or make
a distribution on the outstanding Common Shares payable in Common Shares, (x) subdivide the outstanding Common Shares into a larger number of shares, (y) combine the outstanding Common Shares into a smaller number of shares, or (z) issue by reclassification of the Common Shares any shares of the Corporation, each holder shall thereafter be entitled upon conversion to receive for each share of the Series B Preferred Stock held by such holder the number of Common Shares which such holder would have owned or have been entitled to receive after the happening of any of the events described above in this clause (i) had such shares of the Series B Preferred Stock been converted immediately prior to the happening of such event. Such adjustment shall become effective on the day next following (x) the record date of such dividend or distribution, or (y) the day upon which such subdivision, combination or reclassification shall become effective.

                         (ii) If the Corporation shall consolidate or merge into
or with another corporation or other entity, or if the Corporation shall sell or convey to any other person or persons all or substantially all of the property of the Corporation, then each holder of shares of Series B Preferred Stock then outstanding shall have the right thereafter to convert each share of Series B Preferred Stock held by such holder into the kind and amount of any shares of stock, other securities, cash, and property receivable upon such consolidation, merger, sale or conveyance by a holder of the number of Common Shares into which such share might have been converted immediately prior to such consolidation, merger, sale or conveyance, and shall have no other conversion rights. In any such event, effective provision shall be made, in the certificate or articles of incorporation of the resulting or surviving corporation or otherwise in any contracts of sale and conveyance such that, insofar as appropriate and as nearly as reasonably may be, the provisions set forth herein for the protection of the conversion rights of the Series B Preferred Stock shall thereafter be made applicable.

                         (iii) No fractional Common Shares shall be issued upon
any conversion but, in lieu thereof, there shall be paid to each holder of shares of the Series B Preferred Stock surrendered for conversion who but for the provisions of this clause (iii) would be entitled to receive a fraction of a Common Share on such conversion, as soon as practicable after the date such shares are surrendered for conversion, an amount in cash equal to the same fraction of the market value of a full Common Share. For purposes of this clause
(iii), the market value of a share shall be (x) the last sale price per Common Share on the date immediately preceding the Conversion Date on the principal stock exchange or The Nasdaq Stock Market, as the case may be, on which the Common Shares are then traded or, if there is no such price on such date, then the last price on such exchange or The Nasdaq Stock Market on the date nearest preceding such date, or (y) if the Common Shares are not listed on any stock exchange or The Nasdaq Stock Market, the average of the bid and asked price for a Common Share in the over-the-counter market as reported by the National Quotation Bureau Incorporated (or similar organization or agency succeeding to its functions of reporting prices), or (z) if the Common Shares are not publicly traded, the fair market value of a Common Share as determined by the Board of Directors of the Corporation in good faith.


                         (iv) No adjustment in the number of Common Shares into
which each share of the Series B Preferred Stock is convertible shall be required unless such adjustment would require an increase or decrease of more than one-quarter of a share in the number of Common Shares into which such share is then convertible; provided, however, that any adjustments which by reason of this clause (iv) are not required to be made shall be carried forward cumulatively and taken into account in any subsequent calculation.

                         (v) Whenever any adjustment is required in the shares
into which each share of the Series B Preferred Stock is convertible, the Corporation shall keep available at its principal office and the principal office of each of the transfer agent or transfer agents for the Series Preferred Stock and for the Common Shares a statement describing in reasonable detail the adjustment and the method of calculation used.

               In the event cash, property or securities other than Common Shares shall, be payable, deliverable, or issuable by the Corporation upon conversion as aforesaid, then references to Common Shares in this section (f) shall be deemed to apply so far as appropriate and as nearly as may be, to such cash, property or other securities.


                    (h) REDEMPTION BY THE CORPORATION.

                         (i) The Series Preferred Stock may be redeemed, at the
option of the Corporation, in whole but not in part: (A) at any time after June 15, 1999, at a price of $5.80 per share, in cash; provided that the closing bid price for the Common Shares has equaled or exceeded $4.75 for 10 consecutive business days ending not more than 30 business days prior to the date of the notice of redemption and (B) at any time at a price of $10.00 per share in cash.

                         (ii) If the Corporation desires to redeem the shares of
Series B Preferred Stock, the Corporation shall give the holders thereof notice of such redemption, which notice shall set forth the number of shares to be redeemed and the place and date fixed for redemption, which date shall be not less than five days after the date of such notice. On the date fixed for redemption (the "Corporation Redemption Date"), the holders of shares of Series B Preferred Stock shall surrender the certificates therefor and, as promptly as practicable thereafter, the Corporation shall issue and deliver to or upon the written order of such holder, at such office or other place designated by the Corporation, an amount per share equal to (A) $5.80, in the case of a redemption pursuant to clause (i)(A) of this section (h) or (B) $10.00, in the case of a redemption pursuant to clause (i)(B) of this section
(h). For all purposes, the rights of a holder of shares of Series B Preferred Stock, as such, shall cease as to the shares redeemed at the close of business on the Corporation Redemption Date.

                         (iii) If less than all of the shares of Series B
Preferred Stock then outstanding shall be called for redemption, the shares to be redeemed shall be selected by lot in a manner determined by the Board of Directors of the Corporation.


          FIFTH: The foregoing amendment of the certificate of incorporation was authorized by the Board of Directors of the Corporation pursuant to the authority vested in said Board under the provisions of the certificate of incorporation of the Corporation and of Section 502 of the Business Corporation Law.

          IN WITNESS WHEREOF, we have subscribed this document on the date set forth below and do hereby affirm, under the penalties of perjury, that the statements contained herein have been examined by us and are true and correct.

Dated: June 12, 1997


                                       /s/ THEO W. MULLER
                                       --------------------------------
                                           Theo W. Muller
                                           Chief Executive Officer
                                           and Chairman


                                       /s/ ROCKNEY D. BACCHUS
                                       --------------------------------
                                           Rockney D. Bacchus
                                           Secretary