Form 10QSB/A
period 1997-09-30
RTI INC
filed 1997-11-06
CIK 81699

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


            P.O. BOX 3048, 301 ANTONE, SUNLAND PARK, NEW MEXICO 88063
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

                            RTI INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                         September 30,         December 31,
                                              1997                1996
  LIABILITIES AND STOCKHOLDERS' EQUITY    (unaudited)
  ------------------------------------   ------------         ------------


CURRENT:
  Accounts payable                       $    807,735         $     19,811
  Short-term borrowings (Note 5)              593,000                   --
  Current portion of long term debt            44,990                   --
  Accrued expenses                            174,975               74,433

        TOTAL CURRENT LIABILITIES           1,620,700               94,244

Long-term debt, net of current portion
 and discount of $5,500 and $22,000           259,500              265,000
Other liabilities (Notes 3 and 4)           1,032,035              970,935
                                         ------------         ------------

         TOTAL LIABILITIES                  2,912,235            1,330,179
                                         ------------         ------------

STOCKHOLDERS' EQUITY:
 Preferred stock, $.05 par value -
  shares authorized 2,000,000;
  issued and outstanding: 100,000               5,000                   --
Common stock, $.08 par value -
  shares authorized 15,000,000;
  issued and outstanding, 1,481,166           118,495               88,094
 Additional paid-in capital                17,679,624           16,053,542

 Deficit                                  (14,624,532)         (13,227,131)
                                         ------------         ------------


         TOTAL STOCKHOLDERS' EQUITY         3,178,587            2,914,505
                                         ------------         ------------

         TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY           $  6,090,822         $  4,244,684
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