Form 10KSB
period 1997-12-31
RTI INC
filed 1998-04-14
CIK 81699

U.S. SECURITIES AND EXCHANGE COMMISSION
                                           WASHINGTON, DC 20549

                                               FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1997.

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 FOR THE TRANSITION PERIOD FROM   _______   TO _______


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

              P.O. Box 3048, 301 Antone, Sunland Park, New Mexico 88063
                           (Address of principal executive offices) (Zip Code)

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

         Yes [X]     No [ ]

Check is there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year - $3,161,861

         State the aggregate value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

         Approximately $5,184,100, based on the published sale price ($3 1/2 ) on The NASDAQ Small-Cap Market on March 23, 1998

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of
 March 25, 1998 - 1,606,166

Documents Incorporated by Reference:  Exhibits 3.1, 3.2, 4.1, 10.1, 10.2, 10.3,
                                      10.4, 10.5, 10.7

Transitional Small Business Disclosure Form    Yes [ ]     No  [x]

                                                  PART I


Item 1.  Description of Business

General

         RTI Inc., a New York corporation ("RTI"), was incorporated in August 1968. Since February 24, 1997, RTI, through its wholly owned Delaware subsidiary, Refrigeration Technology Inc. ("RefTech"; and collectively with RTI the "Company"), has been engaged in the manufacture and sale of evaporative coolers, commercial heat exchange modules and high-efficiency air conditioners. Prior to August 8, 1996, the Company was engaged in the contract irradiation business and operated two irradiation business facilities in New Jersey and one irradiation facility in North Carolina.

         During 1997, the company engaged in the production and sale of each of its air conditioning and cooling products (See "Industry Background" and "Company Products"). This included significant dedication of resources in 1997 to 1) product development for the Company's new "AC2" central air conditioner, including obtaining safety and energy efficiency certifications, 2) development of production capacity at a factory purchased and equipped for production of the AC2 in Westway, Texas, and 3) the development of an air conditioner distribution network, currently limited to the southern states of the US. The AC2 utilizes patented evaporative technologies to cool homes and small businesses with air conditioning with reduced electricity usage when compared to standard air conditioners. The AC2 is assembled in the Company's Westway, Texas factory. In 1997, this factory was purchased, equipped for producing the AC2, and a work force trained to manufacture the AC2.

         In preparation for the production and sale of the AC2, the Company applied for and received "ETL" safety certification, and an energy efficiency rating (EER) rating in late July, 1997. The EER of "15" received from the Air Conditioning and Refrigeration Institute (ARI) exceeded (per ARI standard 210) all previous ratings awarded by ARI, and confirmed the anticipated energy efficiency of the AC2 prototype. Although these certifications were received late in the air conditioning season, a moderate level of AC2 sales were achieved for the year. However, 1997 was a product development year, and approximately 50% of the units delivered in 1997 are to be replaced in 1998 with the newer 1998 model, reflecting product refinements and enhancements. The older production year units are being returned to the factory to be retrofitted with the 1998 product refinements and enhancements for a nominal cost.

Sale of Irradiation Business and Acquisition of QAI

         The  Company  in  1996  ceased  its  contract   irradiation   business,
consummating a transaction with SteriGenics International (SteriGenics), as has been reported previously,.

         On February 24, 1997 ("Closing"), the Company consummated the transactions ("QAI Transaction") contemplated by the agreement ("Acquisition Agreement"), among (i) RefTech, (ii) Quality Air, Inc., a New Mexico corporation (QAI"), and (iii) Rick E. Bacchus, Rockney D. Bacchus, Ronald A. Bacchus, Margie
J. Bacchus, Phillis Bacchus and Opal Simmons, the officers and principal owners of QAI, pursuant to which, among other things, RefTech purchased the business and substantially all of the assets of QAI. QAI, commencing in January 1996, was a manufacturer of evaporative coolers and commercial heat exchangers manufactured in Sunland Park, New Mexico and, through an affiliated Mexican company, Industries QAI, S.A. de C.V. ("Industries QAI"), in Ciudad Juarez, Mexico. In addition, QAI had developed, and done limited manufacturing of a high-efficiency, residential central air conditioner. QAI was the successor to certain business and operations of Bacchus industries, Inc. ("BII"), an affiliated company, which had been engaged in the air coolant business from 1977 until December 1995. (See "Company Products").

         In the QAI Transaction, RefTech acquired substantially all of the tangible and intangible assets of QAI. The tangible assets of QAI, as of February 23, 1997, consisted primarily of approximately (i) $170,000 of inventory (a portion of which was at Industrias QAI), (ii) $159,000 of furniture, equipment and vehicles, (ii)$229,000 of loans to and receivables from, Industrias QAI, (iv) $348,000 of third party receivables, (v) $123,000 of other assets, and (vi) $17,000 of cash. The intangible assets of QAI consisted primarily of a pending US patent application, know-how and other good will. The patent was assigned to QAI by Rockney D. Bacchus, relating to high-efficiency central air conditioners.

         In the QAI Transaction, RefTech assumed certain specified liabilities of QAI, consisting of QAI's (i) indebtedness to the Company aggregating $690,000 plus accrued interest, which was incurred by QAI prior to its December 1996 letter of intent with the Company, (ii) indebtedness to Theo W. Muller, Chief Executive Officer and Chairman of the Company during 1997, and his affiliated companies aggregating $830,000 plus accrued interest, which loans were made in contemplation of, and to facilitate, the Closing, (iii) QAI purchase commitments incurred in the ordinary course of QAI's business for inventories, supplies and services aggregating approximately $1,300,000, and (iv) other QAI scheduled liabilities incurred in the ordinary course of QAI's business aggregating approximately $276,000.

         As part of the QAI Transaction, on February 19, 1997, RefTech entered into a sale and purchase agreement with Industrias QAI and its two nominal shareholders, Opal Simmons and Robert Given (the "Industrias QAI Agreement"), for the business and assets of Industrias QAI, at RefTech's election at any time on or before April 20, 1997. The acquisition of Industrias QAI was consummated on April 14, 1997, for the price of 1000 Mexican pesos, or approximately $125 US dollars, recording goodwill of approximately $32,000 for the negative owners' equity at the time of the purchase. Industrias QAI was renamed Industrias RTI in 1997.

During 1997, the Company's officers were Theo W. Muller,  Chairman and CEO, Rick
E. Bacchus, President, Rockney D. Bacchus, Vice President, and Ronald A. Bacchus, Vice President. Jim Caylor was elected Controller in 1997. On January 26, 1998, Theo W. Muller the Chairman and
                                                   3

CEO resigned from all positions with RTI. Also, the three outside directors Sanders Davies, C.W. McMillan, and George M. Whitmore, Jr., resigned on January 28, 1998, January 29, 1998 and January 31, 1998, respectively. The Company acquired the business of QAI in February 1997, which changed the business emphasis of the Company, and disagreements occurred between the operating management and the outside directors as to the direction of the Company and the manner in which it should be financed.

         On January 31, 1998, Dr. Lanny Snodgrass was elected as director for the Company to fill the vacancy created by the resignation of one of the outside directors. Dr. Snodgrass is a practicing psychiatrist and psychologist currently on the staff of VA Puget Sound Health Care System, Faculty of the University of Washington School of Medicine, Department of Behavioral Sciences.

         The Acquisition Agreement provides that, during the period through December 31, 2001, the QAI Principals, as a group, have the non-assignable right to nominate three of the seven directors constituting the Company's Board of Directors. (See Item 9 - "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act"). RefTech (i) has agreed to lend up to an aggregate of $240,000 to the QAI Principals, and (ii)has the right to purchase from BII certain equipment and vehicles previously leased to QAI for an amount equal to their fair market value. (See Item 12 - "Certain Relationships and Related Transactions"). In 1997, the QAI Principals borrowed collectively a total of $80,000 from the Company. RefTech is leasing from BII the factory building in Sunland Park, New Mexico, which had been occupied by QAI and certain transportation equipment previously leased by Quality Air from BII. (See Item 2 "Description of Properties").

Industry Background

                  Evaporative  Coolers.  Evaporative  coolers operate by forcing air through a water saturated filter media. Although the technology of cooling by evaporation is mature, the efficiency of an evaporative cooler is determined by, among other things, the thickness and type of filter media used, the amount of air which can be forced through the filter media and the surface area of the filter media from which water can be evaporated into the surrounding air. Evaporative coolers do not have refrigerating capacity and are limited in the amount which they can cool; however, in an arid climate evaporative coolers can be up to 70% more efficient than traditional refrigerated air conditioning. The market for evaporative coolers in the United States, which is concentrated in the arid areas of the Southwest, is seasonal and totals over $100 million annually. Over 75% of the market consists of replacement units, which are generally purchased by the homeowners in retail home centers and hardware and building supply stores. The largest retailers are serviced directly by manufacturers, while smaller retailers buy from distributors. The remainder of the market, generally serviced by distributors, consists of HVAC and plumbing contractors, and includes new construction, home building and manufactured housing.

         Air to Air Heat Exchangers. Heat exchangers are utilized primarily for heat or cool energy recovery from systems that would otherwise discard the energy. In a heat exchanger, the heat is transferred from one medium (i.e. a gas mixture, such as air) to another medium, without such mediums coming into direct contact with each other. Heat exchangers are used for among other things, recycling heat generated from an air conditioning system to other uses within a building where different temperatures are needed. The market for air to air heat exchangers historically has been small and undeveloped because of the high initial cost of the product. However, compliance with more stringent requirements of indoor air quality ventilation codes, based on American Society of Heating, Refrigeration and Air Conditioning Engineers, Inc. ("ASHRAE") standard 62- "Ventilation for Acceptable Indoor Air Quality", has broadened the market for the product.

         Central Air Conditioners. The market for residential central air conditioning equipment is approximately 5.5 million units per year, including both new construction and replacement demand. Central air conditioning had been in common use with standard tests used to establish performance, expressed as an "energy efficiency rating" ("EER") or as a "seasonal energy efficiency rating" ("SEER") and are certified by the Air Conditioning and Refrigeration Institute ("ARI"), an industry association. In 1992, the US government mandated a minimum SEER of 10. (See "Government Regulations").

Company Products

         Evaporative Coolers. The Company's evaporative coolers are manufactured of fiberglass and plastic. They are circular in design, and compete against square metal coolers. The circular design allows for greater airflow and a longer contact time with the evaporative media, which results in a more efficient cooler, and delivering colder air. The fiberglass housing, unlike metal units, will never rust. This allows the Company to offer a 15-year limited warranty on the Aireze compared to typical 5-year warranty offered by manufacturers of other coolers..

         The Aireze cooler has been continuously marketed since 1978, initially by BII until December 1995 and from January 1996 until the Closing by QAI. QAI and BII had been marketing the Aireze Cooler primarily for new construction, including factory-built homes, and had less than a 5% share of the evaporative cooler market. Sales of Aireze coolers were approximately $1.8 million during the year ended December 31, 1997. One customer, Rocky Mountain Awning, accounted for approximately 27% of Aireze sales, but no other customer exceeded 10% of sales..

         The Company introduced an innovative "thru-the-wall" evaporative cooler in the fall of 1997, which eliminates the necessity of using precious window space and allows the cooler to be mounted at ground level compared to roof-top requirements of competing coolers. The Company intends to vigorously market this product in the Salt Lake City and Denver markets, along with surrounding markets. The thru-the-wall unit has overcome restrictions by city and county covenants against rooftop installations. This simplicity of installation has produced acceptance by distributors and contractors alike. The product promises to be an attractive addition to the Aireze product line, and patent protection will be sought.

         Heat Exchangers. The heat exchanger built by the Company, primarily sold under the E2Pak trade name, are custom made and are used to retrofit sub-assemblies used in commercial and industrial large central air conditioning units to give them improved or specialized performance such as increased energy recovery. In 1997, the Company sold the E2Pak to four specialized contractors, including Spec-Air, Trico Manufacturing, ABB Mexico Fans S.A. de C.V. and Cannon Fabrication Inc. The units are installed by these contractors in large commercial Carrier, Trane and McQuay systems. (See "Manufacturing").

         The Company believes that the E2Pak has a lower initial cost and higher performance than other similar heat exchangers, but the company has not yet initiated any program to expand sales beyond its present customers, and there can be no assurance as to when, if ever, that the Company will be successful in expanding such sales. Sales of E2Pak units totaled $0.28 million in 1997.

         Central Air Conditioners. The Company commenced manufacture of the AC2 central air conditioner for sale beginning in August 1997, after receiving its "ETL" safety certification and its EER rating of 15 as anticipated. (See "Government Regulations").

         Unlike traditional central air conditioners that have condenser coils that are air cooled, the condenser coils in the AC2 air conditioner utilize water-cooled coils. The Company sold a moderate number of AC2 units in 1997 after receiving its safety and energy efficiency certifications late in the cooling season. In 1997, the Company developed a network of distributors with presence in the major markets in the states of California, Arizona, Nevada, New Mexico, Texas, Oklahoma, Louisiana, Arkansas, North Carolina and South Carolina. These distributors also represent the major brand names in the air conditioning industry. However, although the Company was able to attract the major distributors of air conditioners in each market, there can be no assurance that the AC2 will gain sufficient market acceptance to generate significant sales within a reasonable period. Furthermore, the suggested annual maintenance, including cleaning of the water medium, may cause the market to initially encounter resistance from builders and homeowners.

         In 1997, the Company sold the AC2 to distributors, who market the AC2 to "authorized" dealers. In order to facilitate the AC2 water supply requirement, the Company has provided installation classes for distributors to train their dealers who install the units. Sales to two distributors, Century and Familian accounted for 19% and 15% of 1997 AC2 sales, respectively.

         Company personnel have limited sales, marketing and distribution experience with central air conditioners. The Company is devoting a material portion of its available resources to the commercialization of the AC2, and this will have a material adverse effect on the Company's financial condition, if not successful. While significant progress was made in 1997 in developing a distribution network for the AC2 in the southeast, south central, and southwestern states, the Company in 1998 will present the AC2 for its first full season of sales in the market place. There can be no assurance that the Company will be successful in gaining market success during this first full year of production and marketing.

         The Company continues to sell the EvapCon, a central air conditioner and related heat pump using unpatented technology (related to the technology in the AC2). Sales of these units were not significant in 1997, and the Company does not intend to emphasize this product line.

Marketing

         The Company markets its products mainly through independent manufacturers' representatives (REPS). Working through its REPS, during 1997, the Company has enlisted 15 primary distributors in the key air conditioning markets in California, Arizona, Nevada, Texas, Oklahoma, Arkansas, Louisiana, North Carolina, and South Carolina. As of March 17, 1998, the Company employed 3 full time sales persons, and had 8 independent manufacturers' representatives from the southeast, southcentral, and southwest regions of the US.

         The Company offers a limited warranty on its manufactured fiberglass enclosures, housings and condenser coils for 15 years, on its purchased compressors for 10 years, and on the other components in its products for 1 year.

Backlog and Seasonality

         The Market for evaporative coolers and, to a slightly lesser extent, for air conditioners is highly seasonal. Backlogs for these products are limited, as they are shipped from stock upon demand. When these units are shipped out of season to distributors, the industry generally defers the payment obligations to the beginning of the following cooling and air conditioning season. As of March 17, 1998, backlogs for the Aireze evaporative cooler and AC2 air conditioner were approximately $320,000, and $891,000, respectively compared to backlogs on March 21, 1997 of approximately $593,000, and $0, respectively, The E2Pak is less seasonal and, contrary to the Company's residential products, these units are made to order. As of March 17, 1998, the E2Pak backlog was approximately $69,000, compared to a March 21, 1997 backlog of $160,000.

Manufacturing

         The Company manufactures all fiberglass components, such as the enclosures for the AC2, as well as the entire Aireze evaporative cooler in its Ciudad Juarez, Mexico facility. Manufacturing operations include fiberglass spray up molding to manufacture tops, bases and blower housing, and fiberglass weaving to manufacture pad frames for the AC2 and Aireze. Final assembly of purchased motors, pumps and other components, with manufactured molded parts and complete fiberglass baskets, for the Aireze also takes place in this facility. As of March 17, 1998, this facility had a combined production capacity of approximately 120 enclosures and/or Aireze evaporative coolers per day.

         The thermoforming and assembly of louvers for all of the Company's residential products, as well as the manufacturing of the E2Pak, is performed at the Company's Sunland Park, New Mexico facility. As of March 17, 1998, production capacity was approximately 90 louvers and 20 feet of E2Pak heat exchanger plates per shift.

         The assembly of purchased motors, pumps and other components, with manufactured enclosures and housings, for the AC2 is performed at the Company's facility in Westway, Texas. Production presently is 50 units. The plant capacity is calculated to be in excess of 200 units per shift.

         The equipment used by the Company for the manufacture of its E2Pak was sold by BII to Spec-Air in 1994, and leased back to BII pursuant to a 5 years lease expiring in October 1998. With the anticipated completion of the purchase of BII assets, this lease is expected to be assigned by BII to the Company. Until the Company is assigned the lease, the Company is making the payments thereunder and BII is permitting the Company to use the leased equipment. The lease required annual payments of $48,010 and gives the lessee the first right to purchase the equipment if Spec-Air determines to sell or relocate the equipment. In accordance with the lease, Spec-Air (which is the Company's largest heat exchanger customer) has the first right to purchase all E2Pak units manufactured by the Company, and the Company is required to deliver a minimum number of such units to Spec-Air monthly. The lease also requires the lessee to pay Spec-Air a royalty on all E2Pak units sold by the Company to third parties and requires that any such sales be at a price at least 25% in excess of the price that the units are sold to Spec-Air.

         While in 1997 the Company developed the facilities to produce the AC2 in its factories, the Company has not yet completed a season with higher production volumes needed for commercial success with acceptable profit margins. In addition, since the Company will manufacture the AC2 for the first full season this year, there can be no assurance that unforeseen technical or other difficulties will not arise which could interfere with the manufacture of such product.

Sources of Supply

         The fiberglass and resin raw materials used in all of the Company's products, as well as the copper coils used in the AC2, are commodity products that have historically been readily available from multiple suppliers. However, the Company relies on a small number of manufacturers for the motors, and compressors, and has not had a long-standing relationship with any of such manufacturers. In addition, some of these components have long lead order times and shortages could develop, which could hamper the ability of the Company to produce its products, particularly the AC2, which would have a material adverse effect on the Company's operations.

Competition

         In the evaporative cooler market, the Company believes that the principal competitive factors are appearance, name recognition, efficiency and price. The Company is attempting to compete on the basis of efficiency and price. The Company's competitors include three metal enclosed evaporative cooler manufacturers, Adobe Air Inc., Champion and Phoenix Manufacturing, and one plastic enclosed evaporative cooler manufacturer, Tradewinds. These competitors collectively control approximately 95% of the US evaporative cooler market and all of who have significantly greater financial manufacturing and marketing resources than the Company and benefit from greater market recognition.

         In the heat exchanger market, the Company believes that the principal competitive factors are efficiency and price. However, as the Company's units are custom made and sold primarily to a few customers, the Company does not have reliable information as to the competitive factors, which are relevant to this product line.

         The air conditioning industry is highly competitive and the Company believes that the principal competitive factors in the central air conditioning market are price, brand recognition and energy efficiency ratings. The Company's major competitors included Carrier, Rheem/Ruud, Goodman (Janitrol), Trane, and Lennox, each of which has a 10% or higher market share. All of the Company's competitors have substantially greater manufacturing, marketing and financial resources that the Company and benefit from greater market recognition. In addition, since the AC2 is technically distinct from the equipment offered by all of the Company's competitors, and there is no assurance that the marketplace will accept the AC2. The AC2 is water cooled, compared to air cooling by competitors. While this provides more efficient cooling capacity, it requires the installation of a water line. This requires additional training for the installer.

Patents and Trademarks

         The Aireze evaporative cooler is patented under U.S. Patent No. 4,440,000. The Company has been notified by the U.S. Patent Office that a patent has been awarded on the heat exchanger of the AC2 air conditioner, and that the issuance of the patent number is imminent. Due to changes in technology, the Company contemplates that alternative technological solutions may be devised to accomplish the purpose of its patents, but that such patents may offer short-term protection from third parties. There can be no assurance that other parties have not applied for or will not obtain patents under which the Company would need to be granted a license or around which the Company would be forced redesign its products. The Company seeks to protect its intellectual property rights through a combination of trade secret, nondisclosure and other contractual arrangements, and patent, copyright and trade confidentiality agreements with its employees, consultants, and sales representatives and limits access to and distribution of its proprietary information; however, there can be no assurance that these actions will be adequate to deter misappropriation of the Company's proprietary information, or that the Company will be able to detect unauthorized use of its intellectual property rights, or that the Company can afford the high cost required to enforce its intellectual property rights. Furthermore, there can be no assurance that a claim that the Company's products infringe on the intellectual property rights of others will not be asserted successfully against the Company in the future.

Government Regulations

         Various federal and state statutes, including the National Appliance Energy Conservation Act of 1987 (which superseded certain then existing state requirements) and the Energy Policy Act of 1992, impose energy efficiency standards for certain of the Company's products. Although the Company's products are believed to meet or exceed such standards to date, stricter standards in the future could require substantial research and development expense and capital expenditures to maintain compliance. If the Company is unable to maintain compliance or if it otherwise determines that the cost of compliance is too expensive, it may be required to discontinue some or all of the affected products, which could have a material adverse effect on the Company.

Employees

         As of March 17, 1998 the Company had 154 employees (including 104 persons employed by Industrias RTI), of whom 129 were hourly employees. None of the Company's employees are represented by a labor union, and the Company believes that its employee relations are good.

Impact of Mexican Operations

         The Company acquired Industrias QAI (a Mexican company, all of whose operations are conducted in Mexico) on April 14, 1997, changing the name to Industrias RTI. (See "Acquisition of QAI"). Industrias RTI, as of March 17, 1998, had 104 employees and manufacturers all fiberglass enclosures and housings used by the Company, as well as the Company's Aireze evaporative cooler, in its Ciudad Juarez, Mexico facility. The ability to have manufacturing operations in Mexico is a critical component of the Company's current business plan. (See "Manufacturing" and Item 2 "Description of Properties"). Accordingly any event which has a material adverse impact on the operations of Industrias RTI should be expected to have a material adverse impact on the operation of the Company as a whole.

         Industrias RTI operates as a "maquiladora" under the Mexican government's Border Industrialization Program. A maquiladora is a company formed to assemble components into finished products or to carry out particular labor-intensive manufacturing operations, primarily for export, and are normally formed to take advantage of the inexpensive labor available in Mexico. Under the program, machinery, equipment, parts, raw materials and other components are allowed to be imported duty-free into Mexico, provided that they are used in the assemble or manufacture of semi-finished or finished products for export. In addition, under current US law, the Company does not pay any import duties on finished goods shipped to it by Industrias RTI.

         Substantially all of the cost of operations and operating expenses of Industrias RTI, which constitute more than an insignificant percentage of the Company's total cost of operations and operating expenses, are peso-denominated. The Company does not use foreign currency forward contracts to offset exposure to US dollar/Mexican peso exchange rates and, as a result, any significant appreciation of the peso against the dollar would have an adverse effect on the Company's operating results. Although there has been significant fluctuation in the US dollar/Mexican peso exchange rate, the Company does not expect the peso to appreciate significantly against the dollar in the near term.

         Pursuant to Mexican Federal Labor Law, employees who have served Industrias RTI for 15 years of more and who voluntarily end their association with it (whether upon retirement or otherwise) are entitled to a one-time seniority based payment currently equal to three months' salary plus 20 days salary multiplied by the number of years of service. Industrias RTI, which has been in existence for less than two years, has not yet established any accrual for such liability, based on its estimate that any such liability, given its historic employee turn-over rates, would not be material. Mexican law also required certain other payments to be made to employees in the event of dismissal without serious cause, disability or death. Mexican Industrias RTI had taxable income in 1997 of

892,000 pesos, or approximately $112,000.

         Over the last few years, a program of reform has begun to modify the nature of the Mexican government's role in the Mexican economy. Nevertheless, the Mexican government continues to exercise significant influence over many
aspects  of  the  Mexican  economy.  Accordingly,   Mexican  government  actions
concerning the economy could have significant effects on private sector entities, including Industrias RTI. The Company cannot assure that future Mexican governmental actions or future developments in the Mexican economy, including a continued slowdown of the Mexican economy or development of any social unrest, over which the Company has no control, will not impair the operations of Industrias RTI or the operations and financial condition of the Company.

         Pursuant to temporary regulations issued by Mexican tax authorities in March 1995, the Company's Mexican assets may be subject to tax, if the Company does not comply with certain transfer pricing criteria. The Company believes that QAI previously was in compliance with such rules and that the Company, since the QAI transaction, has been in compliance with such rules. In the event that the Company is found to be in non-compliance with regulations, compliance standards could have a materially adverse effect on the Company.

         In 1993, Mexico, the United States and Canada approved the North American Free Trade Agreement ("NAFTA"). NAFTA has, among other things, removed and will continue to remove, over the transition period, most normal custom duties imposed on goods traded among the three countries. In addition, NAFTA will remove or limit many investment restrictions, liberalize trade in services, provide a specialized means for settlement of, and remedies for, trade disputes arising under NAFTA, and will result in new laws and regulations to further these goals. With the enactment of NAFTA, the maquiladora program is expected to be phased out. It is uncertain what ultimate effect, if any, that the phase-out of the maquiladora program will have on the Company's future results of operations.

Environmental Considerations

         The Company's operations are subject to various US and Mexican environmental statutes and regulations. In addition, certain of the Company's operations are subject to US federal, state and local and Mexican environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. Although the Company believes that its present operations, and the operations of Industrias RTI, comply in all material respects with existing laws and regulations, compliance standards change. Unforeseen significant expenditures required to maintain such compliance could have a material adverse effect on the Company's business and financial condition.

         The Company presently is the subject of administrative proceedings relating to environmental matters arising from its previous operations. (See
Item 3 - "Legal Proceedings").

Item 2.  Description of Properties.

         The following sets forth, as of March 23, 1998, information concerning the real property owned, leased or managed by the Company in the operations of the air cooling and air conditioning business:

Location                            Function                           Square Feet               Ownership

Sunland Park, New Mexico            Corporate Offices, Development,       28,000                    Leased
                                    E2Pak Manufacturing Warehouse

Westway, Texas                      Factory and Warehouse                 54,700                    Owned

Ciudad Juarez, Mexico               Fiberglass cabinet & Aireze           22,800                    Leased
                                    Manufacturing


         The property in Sunland Park, New Mexico, located on a 1.3 acre parcel, is leased by RefTech from Bacchus Industries, Inc., pursuant to a three year triple-net lease expiring March 1, 2000, at a monthly rental of $6,500, with a right of RefTech to extend the lease for an additional five year term. The purchase of the property was financed by the US Small Business Administration, and RefTech has the right to terminate the lease on 120 days prior notice in the event of a foreclosure of the property. (See Item 1 - "Business- Acquisition of QAI").

         The property in Westway, Texas, located on a 6.5-acre parcel, was purchased in April 1997 for $450,000. RefTech has renovated the property to conduct AC2 manufacturing operations thereon, for approximately $125,000. There were also expenditures of approximately $200,000 for machinery and equipment used in manufacturing operations. The purchase of the property, renovation, and machinery and equipment were paid by the Company from its available cash resources, and the Company in October obtained a $600,000 interim short-term loan from Norwest Bank, until an SBA ($250,000) / Norwest Bank ($350,000) 10 year loan was obtained and finalized on January 14, 1998. The rates on these notes are 8.38% and 9.25% interest on an annual basis, respectively.

         The property in Ciudad Juarez, Mexico, located on a 1.8 acre parcel, is leased by Industrias RTI from an unaffiliated third party, for the sole purpose of manufacturing fiberglass articles, pursuant to a five year triple-net lease expiring in January 2001, at an annual rental increasing from approximately $102,500 in 1997 to approximately $123,500 in the fifth year of the term, plus the amount of value-added taxes thereon.

         The Company believes that its properties are adequately covered by insurance and are suitable and adequate for their present use, and that such properties offer the Company the appropriate capacity for its anticipated operations.

         In addition to the properties used by the Company in the operations of the air cooling and air conditioning business, the Company owns approximately 263 acres of property in Rockaway

Township, New Jersey, all of which property (collectively, the "Rockaway property") was acquired from a predecessor of Morton Thiokol, Inc. ("Thiokol"). The Company has leased a 62 acre parcel (the "SteriGenics parcel"), which includes the Company's former 30,600 square foot irradiation facility, to SteriGenics East Corporation ("SteriGenics East") pursuant to a lease, for an initial six year term expiring in August 2002, with a five year renewal option, at a base rent of approximately $77,000. In addition, as part of the lease, the Company has granted SteriGenics East an option, during the initial term of the lease, to purchase the SteriGenics parcel at a price decreasing from approximately $405,000 on or after August 1997 to $138,000 in August 2002. If the environmental redemption on the SteriGenics parcel (see Item 3 - "Legal Proceedings -- New Jersey Environmental Proceedings") has been substantially completed and the SteriGenics parcel has been removed from the national Properties List by the expiration of the initial term of the lease, the Company has the right to require SteriGenics East to purchase the SteriGenics parcel in August 2002 at a price of approximately $138,000. In order to obtain certain assurances form the New Jersey Department of Environmental Protection (the "NJDEP"), SteriGenics provided the NJDEP with $500,000 letter of credit (the "L/C") to secure certain obligations of the Company to complete the environmental remediation on the SteriGenics parcel. In connection therewith, the Company has agreed that if the NJDEP has not voluntarily reduced the L/C by at least $40,000 by August 1, 1998, and by at least such amount by each anniversary thereafter through the end of the initial term of the lease, the Company will provide a letter of credit to the NJDEP in the amount of such deficiency. The Company also has granted SteriGenics East a right to set off the rental payments on the lease in the event that the NJDEP draws down on the L/C and the Company fails to reimburse SteriGenics therefore or if the Company otherwise commits certain defaults on its obligations to complete the environmental remediation on the site. In the event that SteriGenics East elects not to renew the lease, SteriGenics has agreed to continue to provide to the NJDEP a letter of credit in an amount of up to $300,000 and the Company has agreed to the to keep in effect its letter of credit for up to the lesser of $200,000 or the amount then required by the NJDEP.

         The remaining 201 acres of the Rockaway property, which adjoins the SteriGenics parcel, includes a 65-acre former industrial park and has a book value of $50,000. The Company is delinquent in the payment of local real estate tax on this property; such delinquency, with penalties and interest, aggregated approximately $231,000 as of December 31, 1997 and has been accrued by the Company in its financial statements. The failure to make this tax payment is non-recourse to Company's remaining Rockaway property and other assets.

         A substantial portion of the Rockaway property has been pledged to secure certain obligations of the Company. Item 6 - "Management's Discussion and Analysis or Plan of Operation" and Note 8 to Consolidated Financial Statements included under Item 7 - "Financial Statements".

         See also Notes 7, 9, 10, and 13 to Consolidated Financial Statements included under Item 7 - "Financial Statements".

Item 3.  Legal Proceedings

         In 1982, the New Jersey Department of Environmental Protection (the "NJDEP") commenced an action in the Superior Court of New Jersey, Chancery Division, Morris County (Docket No. C-2463-81E) against the Company and Dr. Martin A. Welt (the Company's then President), individually, alleging coalitions of the New Jersey Spill Compensation and Control Act and the New Jersey Water Pollution Control Act and sought injunctive relief, by way of clean-up of the Company's Rockaway property (which had been purchased from Thiokol), penalties and damages.

         In 1983, a Consent Order was entered into requiring the installation of monitoring wells, groundwater sampling and analysis. As a result of the analysis of data showing the presence of halogenated hydrocarbons in the groundwater, submitted by the NJDEP to the United States Environmental Protection Agency during this period, a portion of the Rockaway property was placed on the National Priorities List as a "superfund site". Such listing was based on a 1984 evaluation of a 15-acre portion of the Rockaway property; however, the exact boundaries of the "superfund site" were not determined. The Company believes that the Boundaries encompass approximately 80 acres of the 263 acres that comprise the Rockaway property.

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

         In 1989, the NJDEP issued a second directive to the Company and Thiokol for a Phase II Remediation/ Investigation Feasibility Study (the "Phase II Study") primarily with respect to an additional 65-acre portion of the Rockaway property. According to the directive, both the Company and Thiokol were jointly and severally liable for all costs of the clean up and removal of hazardous substances discharged on the Rockaway property. In 1991, the Phase II Study was completed and the NJDEP advised the Company and Thiokol that it intended to perform additional groundwater studies in order to delineate the extent of groundwater contamination. In 1992, the Company and Thiokol entered into an administrative consent order ("ACO") with the NJDEP, pursuant to which the Company (i) agreed to pay all costs incurred in connection with the Phase II Study, and (ii) agreed to implement appropriate actions to complete the remediation of the Rockaway property under the supervision of the NJDEP. In connection with the ACO, the Company, in 1992, established an accrual for its estimated costs associated with the Phase II Study and the remediation of the Rockaway property. During 1993, the Company was assessed additional costs related to the Phase II study, and the Company completed the surface cleanup of the Rockaway property, which included, among other things, excavating soils with PCB levels above NJDEP non-residential standards. In August 1996, the Company made a payment of $575,000 to the NJDEP as full settlement of all then outstanding financial claims asserted under the ACO, as well as all such claims which could be asserted for the period ended October 31,1996 and, as a result, the NJDEP released the lien it had placed on the Rockaway property.

         During 1994, the NJDEP issued a Record of Decision ("ROD") with respect to approximately 80 acres of the Rockaway property, which proposed remedial action involving hydrofracturing of the cracked bedrock and the installation of a system to pump and treat the groundwater under a portion of the Rockaway property. During 1995, the Company conducted a three-well pilot study, using the "Clean-Ox" hydrogen peroxide-based remedial system, to test its effectiveness in decreasing contaminant levels in the deep aquifer. Based upon the results of the study, in February 1996, the Company petitioned the NJDEP for a change in the Remedial Action Work Plan under the ROD to permit broader use of the "Clean-Ox" system. In April 1996, the NJDEP responded to the Company's petition and advised the Company that the pilot test of the "Clean-Ox" remediation program was not considered conclusive. In September 1996, the Company completed a second "Clean-Ox" test, which further reduced the contamination; however, on March 7, 1997, the NJDEP reaffirmed its requirement that the Company comply with the ROD and submit a revised Remedial Action Work Plan proposal in accordance with the ROD.

         In November of 1997, the Company submitted a Proposed Remedial Action Work Plan to the NJDEP. This plan, which required the installation of a single recovery well, rather than three wells as was previously required, was reviewed by the NJDEP and accepted in February 1998, subject to certain modifications. Under the modified plan, the "Clean-Ox" technology was permitted, and required RTI to begin implementing the plan according to the proposed schedule. In 1998, the installation of the ground water recovery system was to occur, with ground water remediation to follow for a five-year time frame, subject to regulatory concurrence based upon favorable results as groundwater is monitored. RTI has accepted the modified plan, but requested a 90 delay to the original schedule for administrative purposes. RTI recorded a charge to earnings in 1997 of $215,285 to reflect the revised cost estimate of the program approved by the NJDEP.

Nascolite Site

         In August 1994, the US Environmental Protection Agency ("EPA") issued an Administrative Order (No. II-CERCLA-94-0124) ("Order") naming the Company as a respondent in a proceeding under Section 106(a) of CERCLA, alleging that the Company, along with two other respondent and eight previously identified potentially responsible parties (collectively the "PRP Group"), arranged for the disposal or transport for disposal of one or more hazardous substances to property owned by Nascolite Corporation (a manufacturer of polymethy1 methacrylate ("MMA") plastic sheet) in Millville and Vineland, New Jersey ("Nascolite Site"). The Nascolite Site was operated by Nascolite as a scrap acrylic reclamation facility from 1953 to 1980 and was placed on the National Priorities List in 1984. Subsequently, a Remedial Investigation and Feasibility Study was conducted and various hazardous materials were found to be on the Nascolite Site. In 1988, the EPA issued a Record of Decision for operative unit 1 ("OU1"), which addressed ground water remediation on the Nascolite Site and, in 1991, the EPA issued a Record of Decision for operative unit 2 ("OU2"), which addressed contaminated soils and structures on the Nascolite Site. A Preliminary Waste-In-List prepared in 1990 by the EPA indicated that 5,468,455 pounds of hazardous materials, primarily liquid waste MMA, was sent to the Nascolite Site. The Company has no current record of any such shipments, except for a 1978 invoice reflecting that 4,400 pounds of "sludge" was picked up by Nascolite from the Company for transport to the Nascolite Site. The Company's operations have not used MMA or generated MMA sludge for more than the past six years.

         The Order requires that each of the respondents named therein undertake and complete all response actions to implement the Record of Decision for OU1 (estimated to cost between $7 million and $30 million) as a joint effort and that the Company and the PRP Group are to be jointly and severally responsible for carrying out all of the requirements of the Order; and that if the EPA incurs any future response costs due to a failure by the named respondents to comply with the offer, each of the named respondents will be responsible for triple damages, penalties of up to $25,000 per day and other penalties under CERCLA. The EPA has not yet asserted any claims against the Company in connection with the Record of Decision for OU2. On January 26, 1995, the EPA also notified the Company that it had incurred previous response costs aggregating in excess of $3.9 million with respect to the Nascolite Site, demanded payment thereof plus interest and offered the Company the right to enter into negotiations with the PRP Group to lead to reimbursement to the EPA of Response Costs. On February 9, 1995, the Company, without admitting any liability, notified the EPA that it elected to participate in good faith negotiations with the PRP Group. Simultaneously, the Company entered into a Tolling Agreement with the United States on behalf of the EPA, pursuant to which the EPA agreed not to institute the alleged cause of action against the Company prior to September 1, 1995 in order to permit the Company to pursue good faith efforts to settle with the PRP Group the claims alleged against the Company in the Order.

         In 1996, the Company entered into a Partial Consent Decree with the EPA pursuant to which the Company agreed to pay the EPA, upon court approval of the Partial Consent Decree, $32,247 in settlement of all OU1 claims. This settlement of $32,247 was paid by the Company in 1997.

         By letter dated October 1, 1996 the NJDEP advised the Company and the other members of the PRP Group that the NJDEP is seeking approximately $285,000 from the PRP Group for its response costs at the Nascolite Site. The Company has agreed to allow the PRP Group to represent it in negotiations with the NJDEP as long as the PRP Group agrees that the "de minims" parties, such as the Company, contribute pro-rata on the same basis as the EPA settlement involving OU1 (in which instance, the Company's pro-rata share was fixed at 0.09% of the total cost, or approximately $257.00).


General

         As of December 31, 1997, the Company had accrued $962,600 for the possible implementation of a groundwater remediation plan required by the ROD on the Rockaway property. While the groundwater remediation plan calls for a five year remediation time frame using one well, testing at that time will determine if the remediation will be deemed adequate, and discontinue, or if the remediation will continue beyond the five year period. As a result of ongoing remediation and NJDEP involvement on these matters, there can be no assurance that the cleanup, remediation and

NJDEP oversight  accruals will represent the Company's ultimate  liability.  See
Note 10 to Consolidated Financial Statements included under Item 7 - "Financial Statements."

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to vote of securities holders of the Company during the fourth quarter of its 1997 fiscal year.

                                              PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         The Company's Common Stock is traded on The NASDAQ Small-Cap Market under the symbol "RTII". The following table sets forth the high and low bid quotations for each quarterly period during the two calendar years ended December 31, 1997 for the Company's Common Stock, as reported by The NASDAQ Small-Cap Market.

                                                     High Bid          Low Bid

                  1st Quarter  1996                  $2-11/16          $1-11/16
                  2nd Quarter 1996                     3-1/4             2-1/4
                  3rd Quarter 1996                     3-3/8             2-4/8
                  4th Quarter 1996                     3-7/8             3-1/4

                  1st Quarter  1997                    3-1/2             2-9/16
                  2nd Quarter 1997                     3-3/4             1-1/2
                  3rd Quarter  1997                    8-3/8             3-3/4
                  4th Quarter  1997                    8-5/8             2-5/8


         As of March 23, 1998, the Company had approximately 1,800 holders of record of its Common Stock. During the fiscal year ended December 31, 1997, there were transactions in the Company's Common Stock on approximately 77% of all trading days.

         The Company has not paid any common dividends. The payment of cash dividends the Company, if any, will be made only from assets legally available therefore and will depend generally upon the Company's short-term and long-term cash availability, current and anticipated capital requirements, restrictions under any then existing credit and other debt instruments and arrangements and other factors deemed relevant by the Company's Board of Directors. The Company's Board of Directors does not anticipate the payments of cash dividends on the Company's Common Stock as long as the Company's Rockaway property remains on the National Priorities List as a "superfund site".

         In 1997, the Company closed on a private placement of 100,000 authorized but unissued shares of Series B Preferred Stock at $5.80 per share, with gross proceeds of $580,000. The dividends on such preferred stock are 9%, or $52,200 annually, payable at the end of each quarter. After the sale of the preferred stock, the Company inadvertently entered into the note with Norwest Bank that prohibited the payment of the preferred dividends. Because of this conflict, the Board of Directors did not declare dividends for the quarters ended December 31, 1997 and March 31, 1998. However, for the preferred shareholders, dividends are cumulative, whether or not declared. The Company has requested that Norwest Bank waive the prohibition of dividend payments with respect to the preferred stock, but has not yet received a response from Norwest at this date. The Company cannot be assured that Norwest Bank will waive the restriction on the payment of dividends.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         IN REVIEWING MANAGEMENT'S DISCUSSION AND ANALYSIS, REFERENCE IS MADE TO THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED AS ITEM 7 - "FINANCIAL STATEMENTS" IN THIS ANNUAL REPORT ON FORM 10-KSB. AS DISCUSSED IN SUCH NOTES, THE COMPANY OWNS PROPERTY WHICH HAS BEEN THE SUBJECT OF AN ENVIRONMENTAL INVESTIGATION. SUCH FINANCIAL STATEMENTS, AS STATED IN THE REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS INCLUDED THEREIN, HAVE MADE PROVISION FOR THE COSTS OF SUCH INVESTIGATION AND RESULTING MONITORING, CLEANUP AND REMEDIATION OBLIGATIONS IN ACCORDANCE WITH EXISTING STUDIES AND CLEANUP PLANS. HOWEVER THERE CAN BE NO ASSURANCE THAT SUCH PROVISION CONSTITUTES THE ULTIMATE LIABILITY THAT MAY RESULT UPON THE FINAL DISPOSITION OF THE ENVIRONMENTAL INVESTIGATION, CLEANUP AND REDEMPTION PROGRAMS.

Disclosure Concerning Forward-Looking Statements

         Certain statements contained in this Annual Report on Form 10-KSB under
Item 1 "Description of Business " and this Item 6 - "Management's Discussion and Analysis or Plan of Operation" may be considered forward-looking statements. Such statements relate, among other things, to the plans and objectives of management for future operations, including plans or objectives relating to the products of the Company, management's estimate of certain future costs and expenses and the future performance of the Company. Such forward-looking statements are subject to risks, uncertainties, and other factors which could cause the Company's actual results to differ materially from any projected results expressed or implied by such forward looking statements. These risks, uncertainties and other factors include, but are not limited to, the uncertainties accompanying new product marketing, including market resistance and the timing and ability to establish the necessary sale, marketing and distribution network, the impact of current and future government regulations, the seasonal nature of the industry in which the Company operates, the risks associated with a transition from limited production volume, the impact of competitive products, the ability to have available projected cash and other resources on a timely basis, if at all, the risks involved with a manufacturing operation in Mexico, as well as the other facts discussed in Item 1 - "Description of Business" and elsewhere in this Annual Report on Form 10-KSB.

                                          Results of Operations

1997 Results of Operations Compared to 1996 Results of Operations

         1997 revenues consisted primarily of cooler and air conditioning business sales of $3,161,811, interest and rental income of $45,773 and $83,611 respectively. This is compared to 1996 interest and rental income of $79,199 and $42,930, respectively. Rental income increased due to the Rockaway property being leased for the full year of 1997, but only a partial year in 1996. Other income in 1997 consisted of $46,179 predominantly from a third party settlement, while in 1996, the other income of $580,000 represented a settlement of prior environmental insurance claims.

         In 1997, the Company recorded cost of sales of $3,242,829 and Research & Development expense of $774,720. These expenses, which may not be reflective of ongoing operations, were the result of a heavy emphasis in 1997 on modification of the AC2, including fine tuning the unit for efficiency in the Air Conditioning and Refrigeration Institute energy efficiency test, preparing for and passing the ETL safety certification test, development of product assembly lines, training of production personnel, change out of components on units for safety, efficiency, or product appearance purposes. Additionally, while moderate levels of sales were achieved in 1997, receiving ETL and ARI certificates in the last week of July 1997, permitted sales to begin only as of August 1, 1997, which was substantially past the peak selling season for air conditioning products. The company provided facilities, personnel and other overheads to support higher production levels than were achieved in 1997.

         General & Administrative (G&A) expenses were $963,817 in 1997 compared to $217,005 in 1996. The increased costs are primarily attributable to the start-up of air-cooling and air conditioning business expenses. Major components of the air-cooling and air conditioning operations G&A include administrative salaries of $405,000, office supplies and communications of $150,000, legal and professional fees of $89,000, depreciation and amortization of $140,000, transportation expenses of $52,000, and interest expense increases of $55,000.

         Selling expenses in 1997 were $655,824 consisting primarily of advertising of $281,000, sales salaries of $133,000, sales travel expenses of $49,000, and $47,000 to construct AC2 displays units. There were no selling expenses in 1996 related to the irradiation business.

         Expenses for Rockaway Industrial Park declined by approximately $12,000. Environmental investigation, remediation and related expense decreased from $610,559 in 1996 to $249,855 in 1997, primarily due to a lower reserve for future remediation cost recorded for the Rockaway property.

         As a result of the foregoing, the Company sustained a loss from continuing operations of $2,667,385, or $1.92 per share in 1997, compared to a loss from continuing operation of $0.18 per share in 1996.

         In 1996, the Company sustained a loss of $72,000 from discontinued irradiation operations before the final decision to sell such operations and an additional loss of $24,242 from the disposal of such operations. As a result, the Company reported a net loss of $297,182, of $0.27 per share in 1996. The 1997 net loss is $1.92 per share.

Uncertainty of Future Operating Results

         Until August 1996, the company was engaged primarily in the business of supplying irradiation services, which operations were sold on August 8, 1996. On February 24, 1997, the Company purchased an air-cooling and air conditioning manufacturing business. Prior to such time, the Company had no experience in manufacturing, marketing and selling air-cooling and air conditioning products or in marketing and selling any products through retail channels. Thus, any discussion of the Company's results of operations for the periods through December 31, 1996 are not a meaningful indication of the results of operations which may be expected subsequent to such date and should not be relied upon for such purpose. Furthermore, while the Company produced and sold a moderate level of its AC2 air conditioners in 1997, operations were centered, not fully on production, but rather on development. In 1997, the Company refined the AC2 product, obtained necessary government certifications for safety and energy efficiency, developed production capacity (both physical production capacity at its Westway plant, and training of a workforce of approximately 15 employees) in anticipation of full production in 1998, and development of a distribution network in the southeast, middle south, and southwestern regions of the US. Thus the results of operations in 1997 may not be a meaningful indicator of the subsequent results of operations, and should not be relied upon for that purpose.

         The Company expects that its future operating results may fluctuate as the Company gains further manufacturing, sales marketing experience in its new business. The cooling and air conditioner business is highly seasonal, and the Company anticipates that approximately half of its annual sales will be obtained during a three-month period from late spring to early summer. The Company believes that its future success, if any, will be largely dependent on its ability to market its AC2 air conditioner, of which there can be no assurance. In addition, the Company's operating results will be significantly dependent on a number of factors, many of which are outside the Company's control. See Item 1- "Description of Business". These factors include, among others, highly competitive market conditions and possible new product introductions by the Company's competitors, most of whom are substantially better known with substantially greater financial and other resources and offer trade named products which already have received significant market acceptance; changes in market demand; ability to maintain adequate working capital and cash resources to purchase necessary raw materials and components for the manufacture of sufficient finished products, to carry its anticipated accounts receivable and to carry out its marketing plans; the ability to anticipate the mix of customer orders which may be received and to manufacture products in advance thereof; the timing of receipt of customer orders and the ability to ship such orders on a timely basis; market acceptance of the Company's products the ability to successfully carry our its marketing plans; continued compliance with industry standards and governmental regulations; the ability to continue to maintain certain manufacturing operations in Mexico at a reasonable cost; and general economic conditions. A significant portion of the Company's business may be derived from orders placed by a limited number of larger customers, and the timing of such orders can cause significant fluctuations in the Company's operating results. In addition, if anticipated customer orders fail to timely materialize and/or delivery schedules are deferred or canceled, the Company may not be able to timely and adequately adjust its commitments to compensate therefor.

Liquidity and Capital Resources

         Information with respect to total assets, long-term debt (net of current portion and discount), working capital (deficiency) and certain related ratios, as of December 31, 1997, 1996, 1995, follows. However, as a result of the sale to SteriGenics International ("SteriGenics") of the Company's former irradiation business in August 1996 (the "SteriGenics Transaction) and the acquisition of the business of Quality Air, Inc. ("QAI") in February of 1997 and its affiliated Mexican company, Industrias QAI, S.A. de C.V. ("Industrias QAI") in April of 1997 (the "QAI Transaction"), the information set forth herein and in "Results of Operations" below may be of only limited analytical value:

                                          1997         1996             1995

Total assets (in thousands)              $5,670       $4,244         $  7,882

Long-term debt, net of  discount
 (in thousands)                            $257       $  265         $  2,024

Working capital (deficiency)
 (in thousands)                           ($113)      $2,994          ($1,116)

Working capital ratio                    .95 to 1     .32 to 1        .38 to 1

Percentage of total liabilities to
 stockholders' equity                      199%          45%              149%


The Company had cash and cash equivalents of $2,578,180 and working capital of $2,994,640 at December 31, 1996, primarily as a result of the SteriGenics Transaction. At December 31, 1997, the Company had cash and cash equivalents of $11,712 and working capital of ($112,745). The decrease in cash and working capital can be attributed to assumption of air cooling and air conditioning operations in 1997, including purchase of fixed assets, operating expenses, and research and development expenses, offset by cash generated from operations and financing activities. (See Consolidated Statements of Cash Flows included under Item 7 - "Financial Statements).

         In 1997, the net cash used in operating activities was $2,925,540. Investing activities used net cash of $986,422 primarily for the purchase of fixed assets of $1,250,013 and loans to related parties of $129,857, offset by proceeds received in 1997 from the sale of irradiation operations. In 1996, investing activities provided net cash of $2,580,568, mainly from the sale by the Company of its irradiation business, offset by purchases of fixed and other assets and the $670,000 loan to QAI in contemplation of the QAI Transaction. Net cash used in financing activities in 1996 was $1,800, (which resulted from the sale of preferred stock that was subsequently returned to the Company in the SteriGenics Transaction and retired) and the exercise of warrants, offset by the repayment of debt. In 1997 net cash provided by financing activities was $1,345,494 including proceeds from the sale of 145,000 shares of common stock of $420,500 and 100,000 shares of preferred stock for a total of $580,000. Proceeds from notes payable provided cash of $603,633 and two related party loans totaling $593,000 were offset by the payment for the earlier $830,000 note to related parties.

The Company had two related party notes outstanding at December 31, 1997, one for $543,000 with its former Chairman and CEO, Theo W. Muller (Muller Note), and another for $50,000 with Frellum Corporation (Frellum Note), which is owned 51% by Mr. Muller. These notes, which were due on February 20, 1998, were renegotiated effective February 21, 1998, for principal and accrued interest in the amounts of $588,383, and $53,022, respectively. The terms of the Muller Note are 12% annual interest payable quarterly, and installments of $100,000 each six months beginning August 20, 1998, until principal is fully paid. The terms of the Frellum Note are 12% annual interest, with a payment of $26,511 due on August 20, 1998, and the balance along with accrued interest due and payable on February 20, 1999. Should the Company complete a private placement of equity securities, the Company will prepay $143,000 principal on the Muller Note but be relieved of the first payment due August 20, 1998. Should the Company receive a bridge loan pursuant to a private placement of equity securities, it will prepay principal of $26,511 plus accrued interest.

         The Company expects to fund its 1998 operations and budgeted expenditures, including budgeted capital expenditures of approximately $1,300,000 and substantial seasonal buildup of inventory by (i) forecasted sales, (ii) working capital, (iii) available cash and cash equivalents, (iv) the first close on a private placement memorandum to for authorized but unissued common stock of $500,000, with net proceeds of $460,000, (v) the negotiation of a private placement of $1,500,000 subject to shareholder approval, (vi) asset financing by RefTech, and (vii) asset based financing line of credit currently under negotiation. There is no assurance that the Company will achieve fore-casted sales or obtain either shareholder approval for the $1.5 million private placement, or be successfule in obtaining the desired financing.

         On March 11, 1998, the Company consummated a private placement of 25 Units at a purchase price of $20,000 per Unit. Each Unit consisted of 5,000 shares of Common Stock and a Warrant to purchase 2,500 shares of Common Stock at a price of $4.50 per share for a period of five years from such date. The $460,000 of net proceeds were applied to the Company's general working capital.

         The Company is also contemplating, subject to shareholder approval, a private placement of approximately 577,000 shares of 10% convertible preferred stock at a price of $2.60 per share. If consummated, such offering would yield gross proceeds of approximately $1,500,000. No assurances can be given that such offering will be consummated upon such terms, if at all. The Company is also negotiating with a finance company to establish an asset based line of credit for up to $4,000,000 plus an additional $500,000 for the purchase of machinery and equipment. There is no assurance that such negotiations will be successful.

         The Company has obtained audited financial statements of QAI for the period of January 1, 1997 to February 23, 1997, the date QAI was acquired by RTI. However, the Company has not obtained audited financial statements of QAI for 1996. The Company is presently considering whether to have QAI complete 1996 financial statements and have them audited. However, there is no assurance that sufficient documentation exists to prepare the financial statements, or that such financial statements are auditable. Such lack of audited financial statements will prevent the Company from fulfilling certain requirements of the Securities and Exchange Commission under the Securities Act of 1933 ("1933 Act"), which are a precondition to the registration for public offering and sale of the Company's securities and, under certain circumstances, for the private placement of its securities if the Company avails itself of Regulation D under the 1933 Act ("Regulation D"). As a result, the Company will not be able to raise funds from the public sale of its securities, until after receiving audited financial statements for the year ending December 31,

1998 and the Company has filed its 1998 Form 10-KSB with the Securities and Exchange Commission. In addition, since the Company was not able to obtain and file such audited financial statements with the Securities and Exchange Commission under the Securities Exchange Act of 1934 ("1934 Act") by no later than May 13, 1997, the Company became delinquent in its flings under the 1934 Act, the principal consequent of which was that the holders of the Company's Common Stock, whose shares are characterized as "restricted securities" (as such term is defined in Rule 144 promulgated under the 1933 Act), cannot avail themselves of certain provisions of such Rule to publicly resell such restricted securities until after a two-year holding period (assuming such holders are not deemed to be affiliates of the Company).

         The Company's operations conducted at Industrias RTI are labor intensive but, due to the prevailing wages paid in Mexico, the Company does not expect inflation to have a material impact on the Company's business. Except for the hiring of seasonal employees for its manufacturing operations, and 6-10 additional employees in Sales, Marketing, Production Management, and Accounting, the Company does not expect any significant changes in the number of its employees during 1998.

         The February 24, 1997 acquisition of the air cooling and air conditioning business of Quality Air, Inc. has effected a substantial change in the Company's consolidated balance sheet from the Company's consolidated balance sheet as of December 31, 1996, which is included in Item 7 "Financial Statements". The QAI Transaction increased the Company's property, plant and equipment and added an intangible asset (air conditioning and related patents and patent application) of over one million dollars which, in the aggregate and when combined with the increase in liabilities arising form the QAI Transaction, will result in a reduction in working capital and a reduced working capital ratio.

         As described in Note 10 to Consolidated Financial Statements included under Item 7 "Financial Statements", the Company is obligated to remediate a portion of its Rockaway property. Costs relating to such activity have been provided for in accordance with existing environmental studies and approved cleanup plans. There can be no assurance that such provisions will constitute the ultimate liability of the Company, although the Company believes that such provisions are adequate. In addition, the Company has been named a respondent in an environmental proceeding relating to a deposit site, to which the Company shipped a relatively small amount of materials during a period prior to 1982. The Company in 1997 paid the $32,247 amount reserved at December 31,1996. Based upon all available information, the Company is of the opinion that the accrual is adequate, although there can be no absolute assurance that it will be adequate. (See Item 3 - "Legal Proceedings").

New Accounting Pronouncements

         In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation". The Company adopted this pronouncement by Company's results of operation or financial condition. Effective for the year ended December 31, 1997, the Company adopted SFAS 128, "Earnings Per

Share". In adopting this pronouncement, the company computed the loss per share on the basis of the weighted-average number of common shares outstanding during the year and did not include the effect of potential common stock, which were antidilutive. The Company has not yet adopted SFAS 130, Reporting Comprehensive Income, SFAS 131, Disclosures About Segments of an Enterprise and Related Infor-mation, or SFAS 132, Employers Disclosures about Pensions and Other Postretire-ment Benefits which will be effective for the year ended December 31, 1998. The Company does not expect any material change in the financial statements as a result of adopting these statements.

Item 7.  Financial Statements.

         Attached hereto and made a part hereof.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         In 1997, RTI Inc. reported a change in its certifying accountant. The change was not due to disagreements between BDO Seidman, LLP and the Company, but one based on geographical convenience and expense. The Company had relocated its principal base of operations from Rockaway, New Jersey to Sunland Park, New Mexico. BDO Seidman, LLP has and had no office from which the audit work could be accomplished any more inexpensively than from its Woodbridge, New Jersey office, which both parties agreed could be done on a temporary or emergency basis, but was not practical for the extended future. Consequently, the Company engaged Neff & Company, LLP, an Albuquerque, New Mexico based accounting firm, a strong regional accounting firm with experience in auditing small public companies.

                                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers of the Company

The directors and the Executive Officers of the Company are as follows:


Name                                Age                        Position with the Company

Rick E. Bacchus                     44               Director, President and Chief Financial Officer

Rockney D. Bacchus                  42               Director, Vice President of Development and
                                                     Secretary

Ronald A. Bacchus                   40               Director and Vice President of Manufacturing

Dr. Lanny Snodgrass                 57               Director


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

         Rick E. Bacchus has been a Director of the Company since February 24, 1997 and was elected President of the Company effective February 24, 1997. From November 1996 until February 24, 1997, Mr. Bacchus was president of QAI, and for the ten months prior thereto was employed by QAI as an independent consultant. Mr Bacchus has been president of Bacchus Industries, Inc. ("BII"), a predecessor of QAI, since 1977, although BII discontinued its active business operations in December 1995.

         Rockney D. Bacchus has been a Director of the Company since February 24, 1997 and was elected Vice President-Development and Secretary of the Company effective February 24, 1997. From November 1996 until February 24, 1997, Mr. Bacchus was vice president of QAI, and for the ten months prior thereto was employed by QAI as an independent consultant. Mr. Bacchus was a vice president of BII from 1977 until January 1996.

         Ronald A. Bacchus has been a Director of the Company since February 24, 1997 and was elected Vice President of the Company and Vice President-Manufacturing of RefTech effective February 24, 1997. From November 1996 until February 24, 1997, Mr. Bacchus was vice president of QAI, and for the ten months prior thereto was employed by QAI as an independent consultant.Mr. Bacchus was a vice president of BII from 1978 until January 1996.

         Dr. Lanny Snodgrass was elected a director of the Company on January 31, 1998. Dr. Snodgrass has been a practicing psychiatrist and physician with chief status at the VA Puget Sound Health Care System since 1996, and on the faculty of the University of Washington School of Medicine, Department of Behavioral Sciences since 1997. Prior to 1996, Dr. Snodgrass was an Assistant Professor at the UCLA School of Medicine.

         Pursuant to the Acquisition Agreement in which the Company acquired the business of QAI, the Company agreed that, during the period ending December 31, 2001, Rick E. Bacchus, Rockney D. Bacchus and Ronald A. Bacchus, as a group, will have the non-assignable right to nominate three members the Company's Board of Directors, which consisted of seven members at the time such agreement was entered into. Rick E. Bacchus, Rockney D. Bacchus and Ronald A. Bacchus are currently serving as directors pursuant to such agreement.

         The Company pays its directors (other than full-time employees of the Company) at the rate of $6,000 per year and reimburses its directors for their out-of-pocket expenses incurred in connection with their services to the Company.

         No family relationship exists among the directors of the Company or between any of such persons and the executive officers of the Company, except that Rick E. Bacchus, Rockney D.
Bacchus and Ronald A. Bacchus are brothers.

         Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16 (a) of the Securities Exchange Act of 1934 requires executive officers, directors and persons who own more than 10% of the Company's Common Stock to file within prescribed periods initial statements of beneficial ownership and statements of changes in beneficial ownership of their shares of Common Stock with the Securities and Exchange Commission and The Nasdaq Small-Cap Market, on which the Company's Common Stock is traded. Such persons also are required to furnish the Company with copies of all such statements they file. Based on its review of the copies of such statements received by it and written representations from certain of such persons, the Company believes that, during 1997, all such filing requirements applicable to such persons were duly complied with.

Item 10. Executive Compensation.

         The following table sets forth the cash and cash equivalents paid during the fiscal year ended December 31, 1997 to the Company's Acting Chief
Executive Officer. No other officer is compensated at a rate in excess of $100,000 per year.

                                   SUMMARY COMPENSATION TABLE


   Name and Principal        Year                      Annual Compensation                                        long-term
        Position                                                                                                 Compensation
                                                                                                                Awards Payouts
                                              Salary          Bonus ($)      Other ($)    Restricted        Options/     LTIP   All
                                               ($)                                          Stock            SARS              OTHER
                                                                                          Awards
                                        ------------------ ---------------
Rick E.  Bacchus / CEO       1997                   80,000           3,077 (1)
(2)




------------------------

(1) Mr. Bacchus has the use of Company owned vehicle having a value of approximately $3,500.

(2) Mr. Bacchus is serving as the Company's acting Chief Executive Officer since the resignation of Theo W. Muller.



Mr. Bacchus is currently being compensated at the rate of $95,000 per year. The Company's prior Chief Executive Officer, Theo W. Muller, was paid cash compensation of $6,000 per year for the fiscal years ended December 31, 1996 and 1995.



Employment Contracts and Termination of Employment and Change-in-Control Arrangements

         Pursuant to employment agreements between RefTech and each of Rick E. Bacchus, Rockney D. Bacchus and Ronald A. Bacchus, such persons have been employed as President, Vice President-Development and Vice
President-Manufacturing, respectively, of RefTech for a five year term commencing February 24, 1997 at an annual base salary of $80,000, which was subsequently increased to $95,000 per year by the Board of Directors on March 31, 1998, with Messrs Rick, Rockney and Ronald Bacchus abstaining. In his employment agreement, Rick E. Bacchus also has been employed as President of the Company for the term of his employment agreement, and the Company has agreed that, subject to its fiduciary duties, as the sole shareholder of RefTech, it will encourage the directors of RefTech to elect Mr. Bacchus as the president of RefTech during such term. Each of the employment agreements provides that upon a termination of employment thereunder without cause, the terminated employee is entitled to a continuation of salary for a period of two months in lieu of any other entitlements.

         As set forth above under Item I - "Business - Acquisition of QAI", on February 24, 1997, RefTech acquired the business and substantially all of the assets of QAI. In connection therewith, RefTech agreed to deliver to QAI up to an additional 225,000 shares of the Company's Common Stock at such time as certain operating results are achieved, if such results are achieved prior to January 1, 2002. The Company has agreed that, in the event of an unsolicited bona-fide tender offer for a majority of the Company's then outstanding Common Stock initiated prior to January 1, 2002, which the Company's Board of Directors determines not to recommend to the Company's shareholders, such shares will be delivered even if such results have not yet been achieved. Rick E.

Bacchus, Rockney D. Bacchus and Ronald A. Bacchus currently own substantially all of the capital stock of QAI.

         The Company does not have any other employment agreement or termination or change in control arrangement with any of its executive officers.



1987 Stock Option Plan

         The Company's 1987 Stock Option Plan ("1987 Plan") was adopted by the Board of Directors of the Company on November 4, 1987 and approved by the shareholders of the Company on May 25, 1988. The 1987 Plan, as amended, authorized the issuance, of options covering up to 90,625 shares of Common Stock (subject to adjustment in certain circumstances) to such key employees or other individuals (including executive officers and directors of and consultants to the Company) who have performed, or reasonably may be expected to perform, services of special importance to the management, operation or development of the business of the Company. The 1987 Plan expired by its terms on November 3, 1987 and as of December 31, 1997, had 5,500 options outstanding.



Item II. Security Ownership of Certain Beneficial Owners and Management.



         As of March 25, 1998, the Company had 1,606,166 shares of Common Stock outstanding. Set forth below is information, as of such date, with respect to
(i) each person who is known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each of the current directors of the Company, and (iii) the beneficial ownership of Common Stock of all current directors and all executive officers of the Company, as a group.



                                        Number of Shares              Percent
Name and Address of Owner               of Common Stock               of Class



Quality Air, Inc.                           235,000 (a)               14.63%

c/o Rick E, Bacchus
301 Antone Street
Sunland Park, NM 88063

Rick E. Bacchus                              84,568 (b)                5.26%
301 Antone Street
Sunland Park, NM 88063


Rockney D. Bacchus                           84,567 (c)                5.26%
301 Antone Street
Sunland Park, NM 88063


Ronald A. Bacchus                           84,566 (d)                5.26%
301 Antone Street
Sunland Park, NM 88063

Dr. Lanny Snodgrass                            38,250 (e)                2.36%
8227 Juanita Drive
Kirkland, WA 98034


Theo W. Muller                                155,393 (f)               9.67%
20 Peach Hill Road
Darien, CT 06820

All directors and executive                   291,951 (g)               18.14%
officers, as a group (four persons)


(a) Includes 50,000 shares of Common Stock held in escrow to cover possible indemnifications claims, but excludes up to 225,000 additional shares which may be issued to QAI if the Company achieves certain operating results. See Item I - "Business -- Acquisition of QAI" Rick E. Bacchus, Rockney D. Bacchus and Ronald
A. Bacchus, directors and executive officers of the Company, are stockholders of QAI. Each of such persons claims beneficial ownership in approximately 33.2% of the shares held by QAI, and although he may be deemed to beneficially own the remaining shares held of record by QAI, disclaims beneficial ownership in such remaining shares.


(b) Consists of approximately 33.17% of the shares of Common Stock held by QAI (see note (a) to this table), 4,417 shares of Common Stock and a Redeemable Warrant to purchase 2,209 shares of Common Stock at a price of $4.50 per share expiring in March 2003.



(c) Consists of approximately 33.17% of the shares of Common Stock held by QAI (see note (a) to this table), 4,417 shares of Common Stock and a Redeemable Warrant to purchase 2,208 shares of Common Stock at a price of $4.50 per share expiring in March 2003.



(d) Consists of approximately 33.17% of the shares of Common Stock held by QAI (see note (a) to this table), 4,416 shares of Common Stock and a Redeemable Warrant to purchase 2,208 shares of Common Stock at a price of $4.50 per share expiring in March 2003.



(e) Consists of 25,500 shares of Common Stock and a Redeemable Warrant to purchase 12,750 shares of Common Stock at a price of $4.50 per share expiring in March 2003.



(f) Consists of (i) 130,393 shares directly owned by Theo W. Muller, the Company's former Chairman and (ii) 25,000 shares directly owned by Frellum, which is 50.1% owned by Mr. Muller. See Item 12 - "Certain Relationships and Related Transactions."

(g) Includes the shares referenced in notes (b), (c), (d) and (e) above.



         The Company does not know of any arrangements, including any pledge by any person of securities of the Company, the operation of which at a subsequent date may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.



         As set forth above under Item 1 - "Business -- Acquisition of QAI", on February 24, 1997, the Company's wholly-owned subsidiary, RefTech, in the QAI Transaction, acquired the business and substantially all of the assets of QAI for the consideration set forth therein. The Company has been advised by QAI that the stockholders of QAI had a basis in their investment in QAI of approximately $150,000 and that the stockholders of QAI's affiliate, Industrias QAI, had a nominal basis in their investment in such company. The tangible assets of QAI, as of February 23, 1997, consisted primarily of approximately (i) $170,000 of inventory (a portion of which was at Industrias QAI), (ii) $159,000 of furniture, equipment and vehicles, (ii)$229,000 of loans to and receivables from, Industrias QAI, (iv) $348,000 of third party receivables, (v) $123,000 of other assets, and (vi) $17,000 of cash. The intangible assets of QAI consisted primarily of a pending US patent application, know-how and other good will. The patent was assigned to QAI by Rockney D. Bacchus, relating to high-efficiency central air conditioners.



         In the QAI Transaction, RefTech assumed certain specified liabilities of QAI, consisting of QAI's (i) indebtedness to the Company aggregating $690,000 plus accrued interest, which was incurred by QAI prior to its December 1996 letter of intent with the Company, (ii) indebtedness to Theo W. Muller, Chief Executive Officer and Chairman of the Company during 1997, and his affiliated companies aggregating $830,000 plus accrued interest, which loans were made in contemplation of, and to facilitate, the Closing, (iii) QAI purchase commitments incurred in the ordinary course of QAI's business for inventories, supplies and services aggregating approximately $1,300,000, and (iv) other QAI scheduled liabilities incurred in the ordinary course of QAI's business aggregating approximately $276,000.



         As part of the QAI Transaction, RefTech entered into employment agreements with Rick E. Bacchus, Rockney D. Bacchus and Ronald A. Bacchus, each of whom became a director and executive officer of the Company upon the consummation of the QAI Transaction. See Item 10 "Executive Compensation -- Employment Contracts and Termination of Employment and Change-in-Control Arrangements" for the material terms of such employment agreements. In addition, RefTech continued the employment of Phillis Bacchus, the wife of Rick E. Bacchus, who handled personnel administration and certain bookkeeping functions for QAI and who has assumed similar responsibilities for RefTech, at a salary of $28,730 per annum.



         RefTech also agreed to lend Rick E. Bacchus, Rockney D. Bacchus and Ronald A. Bacchus, collectively, up to an aggregate of $240,000, repayable with interest at 1% over prime during the period ending December 31, 2001, which loans are to be secured by their respective shares of the Company's Common Stock received by QAI in the QAI Transaction upon distribution of such shares to them by QAI in liquidation of QAI. As of December 31, 1997, an aggregate of $60,506 (in four separate transactions) had been loaned to Rick E. Bacchus and Phillis Bacchus, jointly, pursuant to such arrangement, except that repayment thereof is over the five year period from the date of the respective loan and the loans are to be secured by the makers' shares of QAI stock until such time as the Company's Common Stock is distributed to them by QAI. In addition, each of Rockney and Ronald Bacchus borrowed $9,747 from the Company on substantially the same terms.



         As described under Item 2 - "Description of Properties', RefTech leases its Sunland Park, New

Mexico facility from Bacchus Industries, Inc. As part of the QAI Transaction, Bacchus Industries, Inc. granted the right to RefTech to acquire, at fair market value (which is less than acquisition cost), certain equipment and vehicles which had been used by QAI. At the present time, RefTech has the use of such equipment and vehicles, without any cost, until it determines whether to make such acquisition. The Board of Directors now believes that it is in the Company's best interest to purchase such assets and plans to propose at the Company's 1998 Annual Meeting that the Company purchase such assets in exchange for 350,000 shares of the Company's Common Stock.



         In contemplation of the consummation of the QAI Transaction, Theo W. Muller, the Company's former Chairman and Chief Executive Officer and a former director of the Company, and his affiliated companies, lent QAI an aggregate of $870,000 with interest thereon at the rate of 8.5% per annum. Upon consummation of the QAI Transaction, such indebtedness was assumed by RefTech, the principal amount was repaid in full on February 24, 1997, and approximately $5,650 of accrued interest thereon remains outstanding. See Item 1 - "Business -- Acquisition of QAI".



Item 13. Exhibits and Reports on Form 8-K.



         The Company filed a Report on Form 8-K dated February 2, 1998 regarding Item 6, Resignation of Registrant's Directors (File No. 0-5887)



(a) Exhibits.



         All financial statements required to be filed as part of this Annual Report on Form 10-KSB are filed under Item 7 of this Form l0-KSB. A listing of such financial statements is set forth in Item 7, which listing is incorporated herein by reference.



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

(f) Certificate of Amendment to Certificate of Incorporation, as filed by the New York Department of State on June 6, 1988. (2)

(g) Certificate of Merger of Process Technology (NC), Inc. into RTI Inc., as filed by the New York Department of State on December 20, 1991. (5)

(h) Certificate of Amendment to Certificate of Incorporation, as filed by the New York Department of State on May 25, 1995. (8)

(i) Certificate of Amendment to Certificate of Incorporation, as filed by the New York Department of State on February 27, 1996. (9)

(j) Certificate of Amendment to Certificate of Incorporation, as filed by the New York Department of State on June 13, 1997

         3.2      (a)      By-laws, as in effect on February 16, 1997. (7)

(b) Amendment of Sections 5.6 and 5.7 of the By-Laws, effective February 17, 1997. (11)


4. Instruments defining the rights of security holders, including indentures.


         4.1               Form of Common Stock certificate. (1)

        4.2               Form of Preferred Stock certificate

         4.3               Form of Redeemable Warrant


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


(c) (i) Administrative Consent Order, dated December 7, 1992, of the State of New Jersey Department of Environmental Protection and Energy, in the Matter of RTI Inc. Site, RTI Inc. and Thiokol Corporation. (6)


                  (c) (ii) Amendment to Administrative Consent Order, dated August 2, 1994, of the State of New Jersey Department of Environmental Protection and Energy.
                           (7)


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

10.3 (a) Administrative Order of the United States Environmental Protection Agency (Index No. II- CERCLA-94-0 124), dated August 9, 1994, In the Matter of the Nascolite Corporation Site. (7)

(b) Nascolite Corporation Superfund Site Tolling Agreement, dated February 2, 1995, between the United States of America and RTI Inc. (7)

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


10.4 (a) Asset Acquisition Agreement, dated as of February 26, 1996, between SteriGenics International and RTI Inc. (9)

(b) Lease Agreement between SteriGenics International and RTI Inc. (10)


10.5 (a) Acquisition Agreement, dated February 24, 1997, by and among Refrigeration Technology, Inc., Quality Air, Inc., Margie J. Bacchus, Philis Bacchus, Rick E. Bacchus, Rockney D. Bacchus, Ron Bacchus and Opal Simmons. (11)

(b) Escrow Agreement, dated as of February 24, 1997, by and among Refrigeration Technology, Inc., Quality Air, Inc., Margie J. Bacchus, Philis Bacchus, Rick E. Bacchus, Rockney D. Bacchus, Ron Bacchus and Opal Simmons, and Warshaw Burstein Cohen Schlesinger & Kuh, LLP, as escrow agent (11)

(c) Lease, dated February , 1997, between Stanley Jobe and Quality Air, Inc. and/or assigns. (11)

(d) Employment Agreement, dated February 24, 1997, between Refrigeration Technology, Inc. and Rick E. Bacchus. (11)

(e) Employment Agreement, dated February 24, 1997, between Refrigeration Technology, Inc. and Rockney D. Bacchus. (11)

(f) Employment Agreement, dated February 24, 1997, between Refrigeration Technology, Inc. and Ron Bacchus.(1 1)

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

(h) Contract of Lease, dated February 1, 1996, between Polifibras de Chihuahua, S.A. de C.V. and Industrias Q.A.I., S.A. de C.V.

(i) Revolving Credit Note, dated December 2, 1996, in the principal aggregate amount of $720,000, between RTI, Inc. and Quality Air, Inc. (11)

(j) Form of Promissory Note from Quality Air, Inc. to Theo W. Muller and his assigns. (11)

(k) Contract of Sale, dated February 11, 1997, between Quality Air, Inc. and/or assigns and Stanley P. Jobe. (12)

(l) Sales Agreement and Lease (Invoice #028019), dated October 21, 1994, between Bacchus Industries Inc. and Spec-Air. (12)

(m) Lease of Real Property; Improvements; Other Assets; and Miscellaneous Respective Agreements, dated March 13, 1997, between Bacchus Industries, Inc. and Refrigeration Technology, Inc. (12)


10.6 (a) Promissory Note, dated January 12, 1998, from Rick Bacchus and Philis Bacchus to Refrigeration Technology Inc. in the principal amount of $60,506.

(b) Promissory Note, dated January 12, 1998, from Rocky Bacchus to Refrigeration Technology Inc. in the principal amount of $9,747.

         (c) Promissory Note, dated January 12, 1998, from Ronald Bacchus to Refrigeration Technology Inc. in the principal amount of $9,747.

         (d) Loan Agreement dated October 8, 1997 between Refrigeration Technology, Inc. and Norwest Bank in the principal amount of up to $600,000.

(e)  Authorization  for  Debenture  Guarantee  504 Program  dated August 7,1 997
between   Refrigeration   Technology,   Inc.   and  the  U.S.   Small   Business
Administration in the amount of $261,000.

    10.7     (a)      1987 Stock Option Plan of Radiation Technology, Inc. (3)

11. Statement re computation of per share earnings - not required since such computation can be determined clearly from the material contained in this Annual Report on Form l0-KSB.

21.      Subsidiaries of the small business issuer.

         23.1     Consent of Neff & Company, LLP

         23.2     Consent of BDO Seidman, LLP.

27.      Financial Data Schedule

(1) Incorporated by reference; filed as an Exhibit to the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31. 1986.

(2) Incorporated by reference; filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 1987.

(3) Incorporated by reference; filed as an Exhibit to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1987.


(4) Incorporated by reference; filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended June 30. 1989.


(5) Incorporated by reference; filed as an Exhibit to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1991.


(6) Incorporated by reference; filed as an Exhibit to the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1992.


(7) Incorporated by reference; filed as an Exhibit to the Company's Annual Report on Form l0-KSB for its fiscal year ended December 31, 1994.

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


(10) Incorporated by reference; filed as an Exhibit to the Company's Current Report on Form 8-K, dated August 23, 1996.


(11) Incorporated by reference; filed as an Exhibit to the Company's Current Report on Form 8-K, dated March 6, 1997.

(12) Incorporated by reference; filed as an Exhibit to the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1996

                                RTI Inc. and Subsidiaries

                                        CONTENTS

                                               Page

INDEPENDENT AUDITORS' REPORT                         1
INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS             3
FINANCIAL STATEMENTS

 Consolidated Balance Sheets                         4
 Consolidated Statements of Operations               6
 Consolidated Statements of Stockholders' Equity     7
 Consolidated Statements of Cash Flows               9
 Notes to Consolidated Financial Statements          11

                                           Independent Auditors' Report



Board of Directors and Stockholders of
RTI Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of RTI Inc. and subsidiaries (the Company) as of December 31, 1997, and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 6 to the consolidated financial statements, the Company leases the building and certain equipment used in production from a company with common management. In addition, the Company uses certain molds and other production equipment owned by the same company. There is no formal contract to continue the use of these assets.

As discussed in Notes 7 and 10 to the  consolidated  financial  statements,  the
Company  owns  property   which  is  the  subject  of   continuing   significant
environmental investigation and remediation.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RTI Inc. and subsidiaries at December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

Board of Directors and Stockholders of
RTI Inc. and Subsidiaries




The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company uses production equipment without a formal contract for its continued use.

Also, as discussed in Note 18 to the consolidated financial statements, the Company has suffered losses from operations and has current liabilities in excess of current assets available for payment. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters also are described in Note 18. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Albuquerque, New Mexico
March 2, 1998

Independent Auditors' Report


Board of Directors and Stockholders
RTI Inc.
Rockaway, New Jersey

We have audited the accompanying consolidated balance sheet of RTI Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We  conducted  our  audit  in  accordance  with  generally   accepted  auditing
standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As  discussed in Notes 5 and 8 to the  consolidated  financial  statements,  the
Company  owns  property   which  is  the  subject  of   continuing   significant
environmental investigation and remediation.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RTI Inc. and subsidiaries as December 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

 BDO Seidman, LLP

Woodbridge, New Jersey
March 20, 1997

RTI INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 1997 and 1996


ASSETS

                                                        1997              1996

CURRENT ASSETS
    Cash and cash equivalents                $        11,712      $   2,578,180
    Accounts receivable, net of allowance
        of $                                         234,993                 -
    Inventory (Note 3)                             1,979,893                 -
    Prepaid expenses and other                       163,357            27,760
    Escrow deposit (Note 1)                                -           407,944
    Certificate of financial assurance -
        restricted (Note 4)                                -            75,000

               Total current assets                 2,389,955         3,088,884

PROPERTY, PLANT AND EQUIPMENT,
    net (Notes 5, 7, and 9)                         1,902,066           476,235

NOTE RECEIVABLE (Note 17)                                   -           670,000

DUE FROM RELATED PARTIES (Note 6)                      135,605                -

INTANGIBLE ASSETS, net of accumulated
        amortization of $72,353 in 1997                  1,204,193            -

OTHER ASSETS                                                38,111        9,565






               Total assets                    $     5,669,930      $ 4,244,684
                                                ==============        =========

The Notes to Financial Statements are an integral part of these consolidated statements.

                                     F-4

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      1997              1996

CURRENT LIABILITIES
    Notes payable to related parties (Note 6) $       593,000             -
    Due to related parties (Note 6)                    94,900             -
    Accounts payable                                  796,521          $19,811
    Accrued expenses (Note 8)                         133,886           74,433
    Accrued interest                                   49,780              -
    Other current liabilities (Notes 8 and 10)        180,000              -
    Current portion of long-term debt (Note 9)        654,613              -

               Total current liabilities            2,502,700            94,244

LONG-TERM DEBT, net of $22,000
    discount in 1996 (Note 9)                        257,344           265,000

OTHER LIABILITIES (Notes 8 and 10)                  1,014,085          970,935

               Total liabilities                    3,774,129         1,330,179

COMMITMENTS AND CONTINGENCIES
    (Notes 6, 7, 9, 10, and 11)

STOCKHOLDERS' EQUITY (Note 12)
    Preferred stock, $.05 par value - shares
        authorized 2,000,000; shares issued
        and outstanding 100,000 in 1997               5,000                 -
    Common stock; $.08 par value - shares
        authorized 15,000,000, issued and
        outstanding 1,481,166 in 1997 and
        1,101,166 in 1996                             118,494            88,094
    Additional paid-in capital                     17,679,579        16,053,542
    Accumulated deficit                           (15,907,272)      (13,227,131)

   Total stockholders' equity                        1,895,801         2,914,505

   Total liabilities and stockholders' equity$       5,669,930        $4,244,684
                                                 =============         =========



RTI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 1997 and 1996
                                                      1997       1996
Net sales                                        $3,161,861         -
Cost of sales                                     3,242,829         -
    Gross margin                                    (80,968 )       -

Selling expenses                                    655,824         -
General and administrative expenses                 963,837       $217,005
Research and development expenses                   774,720         -
               Total operating expenses           2,394,381       217,005
               Loss from operations              (2,475,349)     (217,005)

Other income (expense)
    Interest income                                 45,973            79,199
    Rental income                                   83,611            42,930
    Expenses of Rockaway Industrial Park,
        including interest expense of $22,000
        in both years (Notes 7 and 9)             (62,913)          (75,505)
    Environmental investigation, remediation
        and related legal expenses (Note 10)     (249,855)          (610,559)
    Interest expense                              (55,031)                -
    Other income (Note 13)                         46,179           580,000
               Total other income (expenses)     (192,036)           16,065

               Loss from continuing operations (2,667,385)         (200,940)

Discontinued operations (Note 2)
    Loss from irradiation operations                    -           (72,000)
    Loss on disposal of irradiation operations          -           (24,242)
               Net loss before income taxes     (2,667,385)         (297,182)

Income taxes (Note 14)                                                     -                 -
Net loss                                        (2,667,385)         (297,182)
Net loss per share
    Loss from continuing operations                (1.92)             (.18)
    Loss from irradiation operations                   -              (.07)
    Loss on disposal of irradiation operations         -              (.02)

Basic and diluted net loss per share         $     (1.92)           $  (.27)
               Weighted average number of
                  common shares outstanding     1,405,749         1,090,627

The Notes to Financial Statements are an integral part of these consolidated statements.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the Year Ended December 31, 1997 and 1996



                                                       Preferred Stock                 Common Stock
                                                        Number                         Number
                                                       of Shares        Amount        of Shares       Amount

Balance, January 1, 1996                                   -  $           -      1,076,907   $      86,153

Purchase of partial shares                                 -              -           (741)            (59)

Exercise of warrants                                       -              -         25,000           2,000

Sale of preferred stock                              118,000          5,900              -               -

Preferred stock cancelled in
    connection with sale (Note 12)                  (118,000)        (5,900)             -               -

Net loss                                                   -              -              -               -

Balance, December 31, 1996                                 -              -      1,101,166          88,094

Issuance of common stock                                   -              -        380,000          30,400

Sale of preferred stock                              100,000          5,000              -               -

Dividends on preferred stock                               -              -              -               -

Net loss                                                   -              -              -               -

Balance, December 31, 1997                           100,000  $       5,000      1,481,166   $     118,494


The Notes to Financial Statements are an integral part of these consolidated statements.

                                          F-7


                       Additional
                         Paid-in        Accumulated
                         Capital          Deficit              Total

                     $    16,013,851    $(12,929,949)        $3,170,055

                              (2,059)               -            (2,118)

                              41,750                -            43,750

                             230,100                -           236,000


                            (230,100)               -          (236,000)

                                   -         (297,182)         (297,182)

                          16,053,542      (13,227,131)        2,914,505

                           1,051,037                -         1,081,437

                             575,000                -           580,000

                                   -          (12,756)          (12,756)

                                   -       (2,667,385)       (2,667,385)

                     $    17,679,579      $(15,907,272)        $1,895,801


RTI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1997 and 1996



                                                        1997              1996

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                 $    (2,667,385)         $(297,182)
    Adjustments to reconcile net loss to net cash
     applied to operating activities:
     Depreciation and amortization                     277,091          529,276
     Write-down of other assets                     -                    60,000
     Imputed interest on note payable                  22,000            22,000
     Loss on sale of irradiation operations              -               24,242
     (Increase) decrease in:
     Accounts receivable                                31,612            1,832
     Inventory                                      (1,565,844)                -
     Certificate of financial assurance - restricted    75,000           75,000
     Prepaid expenses and other                        (10,909)         (21,863)
             Restricted deposits                            -            15,771
           Increase (decrease) in:
               Due to related parties                  94,900                 -
               Accounts payable                       485,612           (54,254)
               Accrued expenses                       109,233          (320,172)
               Other liabilities                      223,150          (112,869)
                  Total adjustments                  (258,155)          218,963

            Net cash applied to operating activities (2,925,540)        (78,219)


CASH FLOWS FROM INVESTING ACTIVITIES
    Sale of irradiation operations                    407,944         3,975,781
    Purchases of fixed assets                      (1,250,013)         (634,971)
    Purchase of intangible assets                    (28,184)                -
    Purchases of other assets                         (2,936)          (90,242)
    Cash purchased with business
        acquisitions (Note 17)                        16,624                 -
    Loans and related party receivables             (129,857)         (670,000)
               Net cash (applied to) provided by
                  investing activities               (986,422)        2,580,568


The Notes to Financial Statements are an integral part of these consolidated statements.

                                     F-9


CONSOLIDATED  STATEMENTS OF CASH FLOWS  (CONTINUED) For the Years Ended December
31, 1997 and 1996



                                                   1997              1996

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from the sale of common stock      420,500                 -
    Proceeds from the sale of preferred stock   580,000                 -
    Proceeds from notes payable                 603,633                 -
    Proceeds from related party notes           593,000                 -
    Payments on long-term debt                  (8,882)         (279,432)
    Payments on related party notes           (830,000)                -
    Payment of dividends                       (12,757)                -
    Proceeds from exercise of warrant               -            43,750
    Payments for partial shares of common stock     -            (2,118)
    Proceeds from exercise of preferred stock       -           236,000
               Net cash provided by (applied to)
                  financing activities      1,345,494            (1,800)

Net increase (decrease) in cash and
    cash equivalents                       (2,566,468    )     2,500,549

Cash and cash equivalents, beginning
 of year                                    2,578,180            77,631

Cash and cash equivalents, end of year     $   11,712         $2,578,180


The Notes to Financial Statements are an integral part of these consolidated statements.

                                       F-10

RTI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997

NOTE 1.        BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
               POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of RTI Inc. and its wholly owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

Business Activities. Prior to August 8, 1996, the Company was engaged in supplying gamma irradiation services to the producers of a variety of products, primarily medical devices and disposable medical supplies. In addition, the Company irradiated, to a lesser extent, cosmetics and other consumer products. The Company operated two facilities in New Jersey and one in North Carolina and performed the majority of its irradiation services for customers in the respective areas of the facilities.

On August 8, 1996, the Company consummated a transaction (the "SteriGenics Transaction") with SteriGenics International ("SteriGenics"), pursuant to which, among other things, SteriGenics acquired substantially all the assets of the Company, other than cash and cash equivalents and the Company's Rockaway, New Jersey property and the irradiation facility located thereon, and assumed substantially all of the liabilities of the Company (other than liabilities (including environmental liabilities) related to the Rockaway property and liabilities to certain affiliates of the Company). A balance of $407,944 remained in escrow relating to this transaction, which was received by the Company in the first quarter of 1997.

Since February 24, 1997, the Company through its subsidiary, Refrigeration Technology, Inc., has been engaged in the manufacturing and sale of evaporative coolers, commercial heat exchange modules and high-efficiency, water-cooled central air conditioners as a result of the acquisition of the business and operations of Quality Air, Inc. ("QAI") (see Note 17).

The Company markets its products primarily through manufacturing representatives and distributors in the Southern U.S. and Mexico. The Company operates one manufacturing plant in Sunland Park, New Mexico and one in Westway, Texas. In addition, the Company, through its subsidiary Industrias RTI S.A. de C.V., operates a maquiladora manufacturing plant in Ciudad Juarez, Mexico which performs substantially all the manufacturing of residential coolers and produces fiberglass components for the water cooled central air conditioners.

Cash and Cash Equivalents. Cash and cash equivalents include all cash balances and highly liquid debt instruments with an original maturity of three months or less.

Inventory. Inventory, which consists principally of coolers and air conditioners and related component parts, is stated at the lower of cost or market value. Cost is determined using the average cost method. Market value is based on the lower of replacement cost or net realizable value. Inventory costs include material, labor and manufacturing overhead.

NOTE 1.        BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
               POLICIES (CONTINUED)

Property, Plant and Equipment. Equipment purchased through corporate acquisition is recorded at the estimated fair market value at the time of acquisition. Property, plant and equipment purchased is recorded at cost. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the respective assets. The Company amortizes property under lease using the straight-line method over the term of the related lease. The Company capitalizes expenditures that materially increase asset useful lives and charges ordinary maintenance and repairs to operations as incurred.

Intangible Assets. Intangible assets consist principally of patents, trademarks, organizational costs, and goodwill. The Company evaluates its intangible assets to determine potential impairment by comparing the carrying value to the undiscounted future cash flows from the related products. Intangible assets are amortized using the straight-line method over periods of 5 to 15 years.

Income Taxes. The Company accounts for its income taxes in accordance with Financial Accounting Standards Statement No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has provided a valuation allowance to offset the benefit of any net operating loss carryforwards or deductible temporary differences.

Notes Payable and Long-Term Debt. The recorded value of the Company's notes payable and long-term debt approximates fair value based on the current rates available to the Company for debt of the same remaining maturities.

Revenue Recognition. Sales of air conditioning products are recorded when shipped, net of sales returns and allowances.

Environmental Expenditures. Environmental expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenues are expensed. Liabilities are recorded when environmental assessments and/or remediation are probable and such costs to the Company can be reasonably estimated.

Research and Development Costs. Research and development costs are expensed as incurred. These costs include design, development of products through the prototype phase and development of the related manufacturing processes.

NOTE 1.        BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
               POLICIES (CONTINUED)

Advertising Costs. The Company expenses advertising costs as incurred. License rights that are paid in advance are considered prepaid until the related advertising is aired. Advertising costs, all of which were expensed in 1997, amounted to $201,000.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Long-Lived Assets. Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121), was adopted as of January 1, 1996. SFAS 121 standardized the accounting practices for the recognition and measurement of impairment losses on certain long-lived assets. The adoption of SFAS 121 had no effect on the results of operations or financial position.

Effect of New Accounting Pronouncements. Effective January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation. The Company adopted this pronouncement by making the required pro forma note disclosure only. Accordingly, the adoption of SFAS No. 123 did not impact the Company's results of operation or financial condition.

Effective for the year ended December 31, 1997, the Company adopted SFAS 128, Earnings Per Share. In adopting this pronouncement, the Company computed the loss per share on the basis of the weighted average number of common shares outstanding during the year and did not include the effect of potential common stock, which were antidilutive. This pronouncement was adopted for both 1997 and 1996, however, there was no impact on the loss per share previously reported for 1996.

Reclassification. Certain items in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

NOTE 2.        DISCONTINUED OPERATIONS

On February 26, 1996, the Company entered into an asset acquisition agreement with SteriGenics. In connection with this agreement, the Company sold to SteriGenics substantially all of the assets and SteriGenics assumed certain liabilities for an aggregate purchase price of $4,601,725. As a result, consolidated financial statements for 1996 give effect to the classification of the irradiation operations as discontinued operations.
The sale, which was completed on August 8, 1996, resulted in a $24,242 loss.

The land and fixed assets of the New Jersey location are being leased to SteriGenics for a base annual rent of $77,400. The sale agreement contains a purchase option under which SteriGenics could purchase the property under lease for a price of $405,000 through February 26, 1998, declining to approximately $138,000 on February 26, 2002. The sale agreement also contains a "put" option under which the Company could require SteriGenics to purchase this property for approximately $138,000 on February 26, 2002, if the Company completes the required environmental remediation (see Note 10).

Operating results of the irradiation operations for 1996 are summarized as follows:

    Revenues                                                      $  2,684,565
    Operating loss                                                     (72,000)
    Net loss                                                           (72,000)


NOTE 3.        INVENTORY

Inventory at December 31, 1997, consists of the following:

    Raw materials                                                   $   390,159
    Work-in-Process                                                      91,448
    Finished goods                                                    1,498,286

           Total                                                  $   1,979,893

Inventory in the amount of $128,804 is located in Ciudad Juarez, Mexico.

NOTE 4.        CERTIFICATES OF FINANCIAL ASSURANCE

During 1990 and 1994, the Company was required by the Nuclear Regulatory Commission (NRC) to post $75,000 Certificates of Financial Assurance (CFA) in accordance with NRC regulations applicable to companies with similar NRC licenses. The CFA was intended to provide assurance that funds would be available if needed for decommissioning activities and removal of Cobalt 60 used in the former irradiation operation. The Company had elected to use trust funds to provide such financial assurance. The funds were on deposit in restricted bank accounts. During 1996, the NRC released one CFA and the other was released in February 1997.

NOTE 5.        PROPERTY PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31:

                                                      1997             1996

    Property under lease                      $     2,131,735         2,131,735
    Land                                              154,773                 -
    Building                                          420,817                 -
    Leasehold improvements                            294,521                 -
    Equipment and vehicles                            768,568                 -
                                                    3,770,414         2,131,735
    Less accumulated depreciation
    and amortization                               (1,868,348)       (1,655,500)
                                               ---------------       ----------
                                              $     1,902,066           476,235
                                              ===============        ==========
Leasehold improvements and equipment with a cost of $285,025 are utilized at the maquiladora plant in Ciudad Juarez, Mexico.

NOTE 6.        RELATED PARTY TRANSACTIONS

The following is a summary of balances with related parties as of December 31, 1997:

ASSETS
    Due from related parties:
        Bacchus Industries, Inc.                                      $ 55,605
Notes receivable from officers, interest at prime
plus 1% (8.75% at December 31, 1997) payable  monthly with  principal payable in five years, secured by stock in Quality Air, Inc.
               Rick Bacchus                                              60,506
               Rockney Bacchus                                            9,747
               Ron Bacchus                                                9,747
                                                                 --------------
                                                              $        135,605
                                                               ================
LIABILITIES
    Notes payable to related parties, interest at 8.5% due
        February 20, 1998, unsecured
           Theo W. Muller                                     $        543,000
           Frellum Corporation                                          50,000
                                                               ----------------
                                                               $        593,000
                                                               ================

NOTE 6.        RELATED PARTY TRANSACTIONS (CONTINUED)

Theo W. Muller is a major shareholder of the Company and until January 1998 was its Chairman and Chief Executive Officer. Mr. Muller is also a shareholder in Frellum Corporation. Interest expense on these notes was $41,038 in 1997. The Company is in the process of negotiating the extension of these notes payable.

    Due to related parties:
        Contingent liability due to Bacchus Industries, Inc.            $94,900

The Company acquired Quality Air, Inc. on February 24, 1997. Quality Air, Inc. assumed the operations of Bacchus Industries, Inc. on January 2, 1996. Bacchus Industries, Inc. has common management with the Company. Key management within both companies includes Rick, Rockney and Ron Bacchus.

As noted in Note 11 the Company leases its Sunland Park facility from Bacchus Industries, Inc. In addition, when the Company acquired Quality Air, Inc., it did not acquire production assets, including production fixturing, fiberglass molds and other assets necessary for the production of its products that are owned by Bacchus Industries, Inc. While no formal agreement exists, based on preliminary negotiations, management of the Company has recorded a contingent rental fee of $94,900, (calculated as three percent of related sales) which management expects to pay if the assets are not purchased. If the assets are purchased, this charge will be considered depreciation expense.

The Company has also informally assumed, on a month-to-month basis, their obligations of equipment leased by Bacchus Industries, Inc. from another company. In addition to the monthly lease payment of $4,001, the lease contains certain restrictions on sales to third parties.


NOTE 7.        ROCKAWAY INDUSTRIAL PARK

The Company owns a 248 acre parcel of land and several buildings (Parcel I) in Rockaway, New Jersey. Parcel I is composed of two pieces, Parcel IA and Parcel IB. Parcel IA, 47 acres, is contiguous to the 15 acre operating parcel that is the site of one of its irradiation processing facilities, which is currently leased to SteriGenics. In January 1997 the Company entered into a 10 year lease agreement for a portion of the property to be used for a radio tower. Minimum monthly lease payments are $1,000, increasing by three percent each year.

Since 1985, the Company has been seeking a buyer for Parcel IB; however, the Company's ability to sell Parcel IB is impaired until an environmental cleanup and remediation program is completed (see Note 8). This property has a net book value of $50,000.

NOTE 8.        ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses consist of the following at December 31:

                                                         1997            1996
    Remedial investigation and environmental
        cleanup costs (Note 10)                         $   -           7,749
    Accrued payroll and payroll taxes                   40,588               -
    Professional fees                                   61,031          51,625
    Accrued warranty                                    14,294               -
    Other                                               17,973          15,059
                                                        ------         --------
Total                                            $     133,886          74,433
                                                 =============         =======
Other liabilities consist of the following at December 31:
                                                         1997            1996
    Remedial investigation and environmental
        cleanup costs - non-current (Note 10)         $ 962,600         747,315
    Real estate taxes on Rockaway property (Note 10)    231,485         191,373
    Environmental proceedings (Note 10)                     -            32,247
    Long-term portion                                 1,194,085         970,935
    Less current portion                               (180,000)              -
                                                      ---------         --------
               Total                                $ 1,014,085         970,935
                                                    ===========         =======

NOTE 9.        LONG-TERM DEBT

Long-term debt consists of the following at December 31:
                                                        1997              1996
 Notepayable to bank with  interest at prime
 plus 1.75% (9.25 at December 31,
 1997)  subsequently  converted  to a note
 payable  due  in 120  monthly installments
 of $8,233, secured by the Westway plant and
 certain equipment                                  $  603,633               -

Note payable to unrelated company with interest
at 10.61% due quarterly and annual principal
payments of $41,000, secured by Rockaway property      287,000         265,000

    Other installment notes                             21,324               -
                                                       --------          -------
               Total long-term debt                    911,957         265,000
               Less current portion                   (654,613)              -
                                                       --------        --------
                                                     $ 257,344         265,000
                                                     =========         ========

The note payable to the bank requires the Company to maintain a current ratio of at least 1.6 to 1, a maximum liabilities to total net worth ratio of 1.5 to 1, and a debt coverage ratio of 1 to 1.25. In addition, the loan agreement does not permit the payment of dividends until the environmental remediation requirements of the State of New Jersey have been completed and restricts stock transactions of its subsidiary, Refrigeration Technology, Inc. As of December 31, 1997, the Company did not meet the financial ratios required. The bank has not granted a waiver for any default by the Company; as a result, the note payable has been classified as current.

In connection with the Company's settlement of certain litigation (see Note 10), New Jersey Economic Development Authority (the Authority) bonds were cancelled, the owner thereof acquired for the Authority the Company's note in an amount equal to the cancelled bonds and such owner agreed to suspend, for a period of five years, the Company's obligation to make principal and interest payments. As a result, a $287,000 obligation was discounted by $110,000 to $177,000 at December 31, 1992. The resulting credit from this discounting was applied to reduce the Company's net environmental clean up expense. The debt will be increased annually by $22,000 during the five year period the Company is not obligated to make principal and interest payments. Commencing January 1, 1998, the note will bear interest at a rate of 10.61 percent per annum and principal payments will be made in annual installments of $41,000 through January 1, 2004. The Company did not make its scheduled note payment due January 1, 1998.

Principal amounts due in connection with long-term debt for each of the five years subsequent to December 31, 1997 are as follows:

                  1998                  $     654,613
                  1999                         47,506
                  2000                         45,838
                  2001                         41,000
                  2002                         41,000
                  Thereafter                   82,000
                                         -------------
                                        $     911,957
                                        ==============

NOTE 10.       ENVIRONMENTAL INVESTIGATION, REMEDIATION AND
               RELATED LITIGATION

As a result of engineering tests that commenced in 1981, the New Jersey Department of Environmental Protection (the DEP) issued a directive in 1986 ordering the Company and its former Chief Executive Officer (Dr. Martin A.
Welt), individually, to fund the cost of a remedial investigation and feasibility study (the Study) designed to determine the nature and extent of contamination detected primarily on the Rockaway, New Jersey operating Parcel II (see Note 7). The Company agreed to pay the costs of the Study and entered into an Administrative Consent Order (ACO) with the DEP, The Company accrued the estimated cost of the Study as of December 31, 1986. In accordance with the terms of the

NOTE 10.       ENVIRONMENTAL INVESTIGATION, REMEDIATION AND
               RELATED LITIGATION (CONTINUED)

ACO, the Company posted a $825,000 letter of credit which was an amount equal to the estimated costs of the Study and the DEP administrative costs. As of December 31, 1996, all amounts due had been paid and the letter of credit returned.

In June 1989, the DEP issued a Second Directive (Directive II) seeking payment from the Company and the prior owner of the property (the Prior Owner) for approximately $1,200,000 to pay for a Phase II Remedial Investigation (Phase
II). According to Directive II, both the Company and the Prior Owner were jointly and severally liable for all costs to investigate and clean up hazardous substances on the property. The Phase II investigation was designed to conduct further studies on Parcel II and evaluate the nature of and extent of contamination, if any, on the 65-acre area of the property where the Prior Owner conducted its various testing activities. In November 1991, the DEP issued its "Remedial Investigation Report".

In 1989, the Company filed a lawsuit against the Prior Owner under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund), seeking contribution for all costs incurred by the Company in connection with on-site investigation and clean up activities. In 1992, the Company released the Prior Owner from any liability under the Phase I and Phase II investigations and the Prior Owner paid the Company $900,000 (the Settlement Agreement) as a partial payment against the DEP's claims for reimbursement of expenditures for the Phase II investigation. A portion of these funds was permitted to be used to support the surface cleanup required by the DEP. The Prior Owner will only become subject to further liability in the event that the Company becomes unable to perform the cleanup action(s) required by the DEP. In addition, the Prior Owner suspended for five years the Company's obligation to make principal and interest payments on the note issued to support the purchase of a portion of the Rockaway Industrial Park (see Note 7).

The Company has agreed to indemnify the Prior Owner against generally all claims for past or future costs associated with studies, cleanups and/or other remediation activities to the Rockaway Industrial Park. The Company has executed a mortgage (Mortgage) on the Rockaway Industrial Park in the amount of $900,000 securing the Prior Owner to the extent the Company does not meet its obligations under the Settlement Agreement. After the development of an acceptable cost estimate for the implementation of remedial actions, the Prior Owner has agreed to adjust the Mortgage to the amount of the cost estimate. If the cost estimate exceeds the actual fair value of the mortgaged property (minus any other liens on the mortgaged property), then the Company will execute an additional mortgage for the difference which will be secured by the Company's personal property. If the cost estimate is less than $900,000, then the Mortgage will be reduced to the estimated amount.

NOTE 10.       ENVIRONMENTAL INVESTIGATION, REMEDIATION AND
               RELATED LITIGATION (CONTINUED)

In 1993 , and in conjunction with the Settlement Agreement, the Company and the Prior Owner entered into an Administrative Consent Order (ACO II) with the DEP. In accordance with ACO II, the Company agreed to pay DEP's investigation and oversight costs for the Phase II investigation, estimated to be $1.2 million, which was charged to operations in 1992. An initial payment of $600,000 was made in 1993 under ACO II. The remaining liability for the Phase II study was being paid in quarterly installments to be completed in June 1997. In 1993, the Company charged approximately $200,000 to operations for additional costs
related  to  the  Phase  II  study  and  deposited   $100,000  in  a  segregated
interest-bearing account. Funds in this account were withdrawn after certain provisions of ACO II were met by the Company.

Both ACO II and the Settlement Agreement provided that the Company was responsible for all further cleanup actions required by the DEP. Estimated costs under ACO II and the Settlement Agreement were recorded by the Company in 1992. The Company and the DEP have entered into a Memorandum of Agreement (MOA) which stipulated the responsibilities for an approved work plan for the surface cleanup and remediation required to be performed by the Company. The Company accrued and charged to operations approximately $200,000 in 1992 for surface cleanup which was completed in 1994 and additional costs are not expected.

In connection with the Phase II investigation, the DEP filed a First Priority Lien against Parcel II and 65 acres of Parcel I. A general lien was placed on all Company properties in the State of New Jersey and all revenues of the Company. Each lien was in the amount of $329,670. In February 1995, the DEP discharged all of its liens except for its liens on the revenues of the Company, on Parcel II and on the Company's property located on Parcel II, and reset its liens in the aggregate amount of $560,490. In August 1996, the Company made a payment of $575,000 to the DEP as full settlement of all then outstanding financial claims asserted under the ACO II, as well as all such claims which could be asserted for the period ended October 31, 1996, and, as a result, the DEP released the lien it had placed on Parcel II.

In 1994, the DEP issued its Record of Decision (ROD) for the Rockaway Industrial Park. The Company is required by the DEP to perform certain groundwater remediation actions and implement a groundwater monitoring program. A remedial Action Work Plan (RAWP) to implement the ROD was submitted by the Company in 1996. Based on that RAWP, the Company had accrued approximately $747,315 for the anticipated costs of the groundwater programs as of December 31, 1996.

This RAWP was not accepted by the DEP and the Company submitted a new plan in 1997. This plan was found acceptable to DEP, subject to certain conditions, in its letter dated February 2, 1998. Based on this new RAWP, the Company increased its accrual for anticipated costs of groundwater remediation to $962,600 which resulted in an additional expense of $215,285 being recognized. The RAWP includes the

NOTE 10.       ENVIRONMENTAL INVESTIGATION, REMEDIATION AND
               RELATED LITIGATION (CONTINUED)

design, construction, operation, monitoring, and closeout of the groundwater remediation program over approximately a ten year period. The estimate of anticipated costs is based on estimated future cost which are expected to be lower than current costs and does not include certain government oversight and potential legal fees as these cost could not be reasonably estimated. In addition, until the groundwater remediation operation is completed, it is not possible to determine with certainty if the remediation planned will be successful.

Parcel II and a portion of Parcel I (see Note 7) have been placed on the National Priorities List (the List). The Company believes its ability to dispose of Parcel I acreage will be impaired until it has been remediated and removed from the List. Additionally, there can be no assurances that the cleanup and remediation efforts provided for by the Company will represent its ultimate liability.

The Company is delinquent in the payment of local real estate taxes on 201 acres of Parcel IB. Accordingly, $231,485 and $191,373 were accrued at December 31, 1997 and 1996, respectively.

In addition, in 1994, the Company was named a respondent in an environmental proceeding relating to a disposal site, which the Company shipped a small amount of material during 1982. The Company has recorded an accrual for the estimated liability of $32,247 as of December 31, 1996 which it paid in 1997. The Company, based upon all available information, is of the opinion that the accrual is adequate and that the ultimate disposition of this environmental proceeding will not have a material adverse effect on these financial statements.

Environmental accruals at December 31, 1997 are:
                                                      1997           1996

        Groundwater remediation               $     962,600         747,315
        Nascolite site                                    -          32,247
                                              -----------------     --------
               Total liability                $     962,600         779,562
                                              ==================    ========

NOTE 11.       CONCENTRATIONS AND CONTINGENCIES

As the Company markets its products through distributors, it has a small number of significant customers. For the year ended December 31, 1997, the Company's five largest customers accounted for approximately 45 percent of its total sales. In addition, 6 percent of its sales were to Mexican distributors.

The Company has an agreement to purchase celebrity license rights over the next two years at $36,000 per year. This contract is currently in dispute.

The Company has received a letter from NASDAQ stating that it believed that RTI did not meet the new minimum net tangible assets requirements for continued listing on the NASDAQ Small Cap Market which went into effect February 23, 1998. The Company has elected to receive an expedited, written hearing in accordance with NASDAQ rules. The ultimate outcome of the hearing is not known, nor is the impact of having its common stock delisted from the NASDAQ Small Cap Market known, should the Company be delisted.

As a result of the Company's inability to obtain audited financial statements of Quality Air, Inc. (See Note 7) for the year ended December 31, 1996, among other things, the Company is not in compliance with the requirements of the Securities and Exchange Commission. Until after the Company's audited financial statements for the year ended December 31, 1998 become available and its annual report on Form 10-KSB is filed with the Securities and Exchange Commission, it will not be permitted to undertake a public offering of its securities under the Securities Act of 1933.

The Company leases it Sunland Park facility from Bacchus Industries, Inc. under a three year operating lease which expires on March 1, 2000. The lease may be terminated by either party with 120 days notice. The Company has the option to extend this lease for an additional five years. Monthly lease payments are $6,500 and the Company paid $58,500 in 1997.

The Company leases its Ciudad Juarez facility under a noncancelable lease that expires on February 1, 2001. The Company paid $61,806 on this lease in 1997. Minimum annual lease payments are as follows:

                  1998         $     106,126
                  1999               112,402
                  2000               119,464
                  2001                20,112

In February 1998, the Company entered into an agreement to factor up to $500,000 of its receivables at the rate of 2.75 percent for the first 30 days and 1 percent for each subsequent 15 days.

NOTE 12.       STOCKHOLDERS' EQUITY

Common and Preferred Stock Authorized, Issued and Outstanding. Effective May 25, 1995, the Company's Certificate of Incorporation was amended to effect a one for eight reverse stock split of common stock and authorize 2,000,000 shares of preferred stock. In connection with the SteriGenics transaction, the Company sold SteriGenics, on March 11, 1996, 118,000 shares of Series A Preferred Stock for $236,000 in cash. The preferred stock was surrendered on August 8, 1996, in payment of a portion of the purchase price.

On June 12, 1997, the Company amended its Certificate of Incorporation to provide for the authorization of 100,000 shares of Series B preferred stock. The shares are to be issued for $5.80 per share and are fully paid and non-assessable. Dividends, when declared by the Board of Directors, are at $.522 per share per anum, will accumulate and are payable quarterly. The stock has liquidation preference over any other stock issued by the Company and has voting rights similar to common stockholders. The preferred stock is convertible into two shares of common stock, subject to certain adjustments. The Company may redeem the preferred stock at any time for $10 per share ($1,000,000 for the shares outstanding at December 31, 1997), or after June 15, 1999 for $5.80 ($580,000 for the shares outstanding at December 31, 1997) per share if the bid price for common shares has equaled or exceeded $4.75 for 10 consecutive business days.

During 1997, the Company issued 100,000 shares of the Series B preferred stock for $580,000, including 15,000 shares to Theo W. Muller, a major shareholder and CEO of the Company. The Company declared and paid $12,756 in dividends on this stock for the quarter ending September 30, 1997. There are $12,756 in cumulative dividends that had not been declared as of December 31, 1997. As noted in Note 9 the note payable agreement with the bank does not permit the payment of additional dividends.

Also in 1997, the Company issued 145,000 shares of its common stock at $2.90 per share to a private investor.

Stock Options. The Company's 1987 stock option plan (the Plan) authorized the issuance of options for common stock until November 31, 1997. The options granted were either incentive stock options, which are exercisable one year or more from the date of grant or non-qualified stock options, which may be exercisable immediately. Pro forma disclosure of the effects of the options in accordance with SFAS 123, have not been provided, as the effect was not material. Details of stock option transactions under the 1987 Plan for the two years are as follows:
                                                     Range of
                                                   Option Price
                                   Options          Per Share       Exercisable

Outstanding, January 1, 1996         4,936      $     4.00-7.76         3.686
    Granted                            -                -                -
    Cancelled                       (4,936    )       4.00-7.76          -

Outstanding, December 31, 1996         -                -                -
    Granted                          5,500            7.375              -
    Cancelled                          -                -                -
                                     -------    ------------           -------
Outstanding December 31, 1997        5,500      $     7.375              -
                                    ========     ==========            ========

NOTE 13.       OTHER INCOME

Executive Termination Agreements and Litigation. The Company and its former Chief Executive Officer (CEO), had been in litigation since 1987, arising from the Company failing to pay the CEO under a consulting agreement and the Company's claims against the CEO for damages arising out of actions of the CEO.

In 1995, the Company and the CEO settled all litigation. In 1997, the Company received an additional $43,500 in a related settlement from a third party.

Insurance Claim Settlement. On January 29, 1996, the Company and Birmingham Fire Insurance Company (Birmingham) entered into a Settlement Agreement and Release (Agreement) for environmental claims primarily relating to the Company's Rockaway, New Jersey property covered under Birmingham's insurance policy for the period May 30, 1980 to May 30, 1983. On February 20, 1996, the Company received a total of $580,000 for settlement in accordance with the Agreement.

NOTE 14.       INCOME TAXES

At December 31, 1997 and 1996, the Company had deferred tax assets amounting to approximately $3,800,000 and $4,600,000, respectively. The deferred tax assets consist primarily of the tax benefit of net operating loss carryforwards and temporary differences resulting from environmental and property tax accruals (see Notes 8 and 10) and are fully offset by a valuation allowance of the same amount.

The net change in the valuation allowance for deferred tax assets was a decrease of approximately $800,000 and $500,000 in 1997 and 1996, respectively. The net change is primarily due to the recording of certain environmental liabilities (see Note 10) and the reduction of net operating loss carryforwards.

Recoveries for income taxes differs from the amount of income tax recoveries determined by applying the applicable U.S. statutory Federal income tax rate to the pretax loss as a result of the decrease in the valuation allowance to offset the decrease in the deferred tax assets.

At December 31, 1997, the Company had net operating loss carryforwards of approximately $9,000,000 available to offset future Federal taxable income. These carryforwards will expire from 1999 through 2017. The deductibility of the net operating loss carryforwards is subject to an annual limitation estimated to be between $90,000 and $160,000.

For state income tax purposes, primarily related to New Jersey, the Company has net operating loss carryforwards of approximately $1,300,000, which will expire from 1998 through 2002. In addition, the Company has net operating loss carryforwards relating to Texas and New Mexico totaling approximately $2,200,000 that will expire in 2002 and 2012, respectively.

NOTE 15.       LOSS PER SHARE

Basic loss per share is computed by dividing the loss plus preferred stock dividends by the weighted average number of shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. For 1996 and 1997, basic and dilutive loss per share are the same as potential common stock is anti-dilutive. The following reconciles amounts reported in the financial statements:

                                   For the year ended December 31, 1997
                                        Income      Shares           Per-Share
                                       (Numerator) (Denominator)        Amount

Net loss                            $ (2,667,385)
Less preferred
 stock dividends                         (25,512)
                                     ------------
Loss to common stockholders-
basic and diluted loss per share    $ (2,692,897)    1,405,749     $     (1.92)
                                    =============    =========      ===========

                                        For the year ended December 31, 1996
                                          Income       Shares        Per-Share
                                       (Numerator)   (Denominator)     Amount

Loss from continuing operations       $  (297,182)
                                      ------------
Loss to common stockholders -
basic and diluted loss per share      $  (297,182)     1,090,627     $   (.18)
                                      ============    ===========    =========
As discussed in Note 12 and 17 the Company has convertible preferred stock, stock options and contingently issuable shares of common stock. This potential common stock was not included in computation of diluted loss per share because the effect of conversion would be antidilutive.

In March 1998, the Company closed on a private placement of 25 units at an offering price of $20,000 per unit of 5,000 shares of common stock, aggregating to $500,000, for a total of 125,000 shares and warrants to purchase 62,500 shares of common stock at a price of $4.50 per share for a period of 5 years from the closing date. Net proceeds to the Company were $460,000, and the Company applied the proceeds for general working capital purposes.


NOTE 16.       STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information are as follows:
                                                      1997            1996

    Interest paid                                 $  5,251           122,725
                                                  ========           =======
NOTE 17.       BUSINESS ACQUISITIONS

On February 24, 1997, the Company acquired, through its newly established subsidiary Refrigeration Technology Inc. (RefTech), substantially all of the assets and assumed certain liabilities of Quality Air, Inc. (QAI) in a business combination accounted for as a purchase. The initial purchase price was $660,938 and consisted of 235,000 shares of the Company's common stock for net liabilities of $571,000 with the excess of the purchase price over net liabilities allocated to intangibles. In addition, the Company has agreed to deliver to QAI an additional 100,000 shares of common stock, if and when the Company's pretax fiscal year earnings from operations exceed $800,000 and an additional 125,000 shares of common stock, if and when such earnings exceed $1,200,000 or in the event of an unsolicited bonafide tender offer for a majority of the Company's outstanding common stock. The additional shares are also contingent on the earnings levels or tender offer occurring prior to January 1, 2002.

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

The proforma results of operations for the year ended December 31, 1996 as though the companies had been combined at the beginning of the period is as follows:
                                                                (Unaudited)

    Net sales                                                 $  2,428,000
                                                              =============
    Loss from continuing operations                           $    806,288
                                                              ==============
    Net loss                                                  $    902,530
                                                              ==============
    Basic and diluted loss per share from
        continuing operations                                 $        .61
                                                              ==============
    Basic and diluted loss per share                          $        .68
                                                              ==============
    Weighted average shares outstanding                       $  1,325,627
                                                              =============
Proforma results for 1997 are not presented since the acquisition took place near the beginning of the year.

RefTech also acquired the outstanding stock of Industrias QAI S.A de C.V (Industrias QAI), a related entity in Ciudad Juarez, Mexico, on April 14, 1997 for a nominal amount. Because Industrias QAI sells only to its parent and its costs are considered manufacturing costs, it has no material impact on total sales or net income.

During the fourth quarter of 1996, in contemplation of the QAI acquisition, the Company advanced $690,000 to QAI to fund its operations. The Company's chairman also advanced $830,000 to QAI, which amount was repaid to the chairman by the Company at the closing.
                                        F-27

As a result of the acquisition of RefTech and Industrias QAI, the Company had the following non-cash activity:

    Assets acquired:
        Accounts receivable, net                                   $  266,605
        Inventory                                                     414,049
        Fixed assets                                                  380,556
        Intangible assets                                           1,248,362
        Other                                                         176,046
                                                                    ----------
                                                                    2,485,618
   Liabilities assumed:
        Accounts payable and accrued liabilities                     (291,098)
        Notes payable to related parties                             (830,000)
        Note payable to the Company                                  (690,000)
        Long-term debt                                                (30,206)
                                                                     ---------
                                                                   (1,841,304)

   Value of common stock issued                                      (660,938)
                                                                    ----------
    Cash acquired                                                 $   (16,624)
                                                                  ============

NOTE 18.       GOING CONCERN CONSIDERATIONS

At December 31, 1997, the Company had recorded a loss for the year of approximately $2,667,000. Cash and accounts receivable were inadequate to pay accounts payable and accrued expenses. In addition, the cooling and air conditioner business is highly seasonal, and the Company anticipates that approximately half of its annual sales will be obtained during a three-month period from late spring to early summer. The Company believes that its future success, if any, will be largely dependent on its ability to market its new high-efficiency water cooled air conditioner, of which there can be no assurance. In addition, the Company's operating results will be significantly dependent on a number of factors, such as, possible new product introductions by competitors, the ability to carry out its market plans and meet sales demands and the Company's dependence on a small number of large distributors. The Company is presently negotiating to extend notes payable to a stockholder of $593,000, which were originally due in February. The Company's common stock, presently listed on the NASDAQ Small Cap Market, could potentially be delisted pursuant to an expedited, written hearing which has been requested by the Company in accordance with NASDAQ rules. The Company also cannot undertake a public offering of its stock until the 1998 financial statements are audited (see Note 11). These matters raise substantial doubt about the Company's ability to continue as a going concern.

Management's plan to generate profits and develop adequate working capital for the Company's needs is as follows. Increased sales of the new high-efficiency, water cooled air conditioners as well as evaporative coolers are estimated to produce a break even year for operations in 1998. Management is negotiating with an asset based lender for a line of credit. In addition, RTI is seeking the sale of additional equity securities in a private placement offering to provide needed working capital until a public offering is feasible.

There can be no assurance that management will reach its goals and that the plan will be successful in generating adequate working capital or sufficient profits to allow the Company to continue as a going concern.

                                                    SIGNATURES



         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:   April 14, 1998



                                                     RTI INC.



                                         By:_____________________________
                                             Rick E. Bacchus, President



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                                        Title                        Date



_________________                      Director / CEO / CFO               April  14, 1998
Rick E. Bacchus



__________________                    Director / VP / Secretary           April 14, 1998

Rockney D. Bacchus



__________________                    Director / VP                       April 14, 1998

Ronald A. Bacchus



__________________                   Principal Accounting Officer         April 14, 1998

James Caylor



__________________                    Director                            April 14, 1998

Lanny Snodgrass

                                                   38