Form 10QSB
period 1998-03-31
RTI INC
filed 1998-05-20
CIK 81699

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                                     --------------------

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     APRIL 30, 1998  -   1,606,166   shares of common stock
     ----------------     -----------


    Transitional Small Business Disclosure Form    Yes [ ] No [X]

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS


                                    RTI INC. AND SUBSIDIARIES
                                 CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED)
                                        BALANCE SHEET
        ASSETS                                                                 MARCH 31,                 DECEMBER 31,
                                                                                 1998                        1997
CURRENT ASSETS
    Cash and cash equivalents                                                  $ 30,093                   $ 11,712
    Accounts receivable, net of allowance
        of $ 4,876 in 1998, and $16,005 in 1997                                 325,665                    234,993
    Inventory                                                                 1,322,615                  1,979,893
    Prepaid expenses and other                                                  219,786                    163,357
                                                                             ------------               -----------
               Total current assets                                           1,898,159                  2,389,955

PROPERTY, PLANT AND EQUIPMENT, NET                                            1,891,860                  1,902,066

DUE FROM RELATED PARTIES                                                        135,605                    135,605

INTANGIBLE ASSETS, net of accumulated
        amortization of $21,687 1998 and $72,353 in 1997                      1,132,266                  1,204,193

OTHER ASSETS                                                                    125,277                     38,111
                                                                           --------------               ------------
               Total assets                                                 $ 5,183,167                $ 5,669,930
                                                                             =============               =============

The Notes to Financial Statements are an integral part of these consolidated statements.

                                  RTI INC. and SUBSIDIARIES
                                 CONSOLIDATED FINANCIAL STATEMENTS
                                            (Unaudited)

                                            BALANCE SHEET

  LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                MARCH 31,                 DECEMBER 31,
                                                                                  1998                        1997
CURRENT LIABILITIES
    Notes payable to related parties                                          $ 588,383                  $ 593,000
    Due to related parties                                                       94,900                     94,900
    Accounts payable                                                            669,587                    796,521
    Accrued expenses                                                            171,911                    133,886
    Accrued interest                                                              8,338                     49,780
    Other current liabilities                                                   180,000                    180,000
    Current portion of long-term debt                                           314,272                    654,613
                                                                              ----------                 ------------
               Total current liabilities                                      2,027,392                  2,502,700

LONG-TERM DEBT, net of $22,000
    discount in 1997                                                            650,505                    257,344

Provision for future Environmental Cost                                         782,600                    782,600
OTHER LIABILITIES                                                               245,729                    231,485
                                                                              -----------             --------------
               Total liabilities                                              3,706,226                $ 3,774,129
                                                                              ------------            --------------
STOCKHOLDERS' EQUITY
    Preferred stock, $.05 par value - shares
        authorized 2,000,000; shares issued
        and outstanding 100,000                                                   5,000                      5,000
    Common stock; $.08 par value - shares
        authorized 15,000,000, issued and
        outstanding 1,481,166 at year-end  1997
       and 1,606,166 at March 31, 1998                                          128,493                    118,494
    Additional paid-in capital                                               18,170,768                 17,679,579
    Accumulated deficit                                                     (16,827,320)               (15,907,272)
                                                                            -------------              ------------

   Total stockholders' equity                                                 1,476,941                  1,895,801

   Total liabilities and stockholders' equity                               $ 5,183,167                $ 5,669,930
                                                                            =============              ==============

                                  RTI INC. and SUBSIDIARIES
                                 CONSOLIDATED FINANCIAL STATEMENTS
                                            (Unaudited)

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                 1998                        1997

Net sales                                                                     $ 974,406                  $ 217,537
Cost of sales                                                                 1,163,803                    324,883
                                                                             -------------           ----------------
    Gross profit (loss)                                                        (189,397)                  (107,346)

Selling, general and administrative expenses                                    409,987                    232,359
Research and development expenses                                               250,140                     12,756
                                                                                ---------                ------------
               Total operating expenses                                         660,127                    245,115

               Loss from operations                                            (849,524)                  (352,461)

Other income (expense)

    Rental income                                                                19,510                     20,928
    Expenses of Rockaway Industrial Park,
        including interest expense of $5,500
        in both years                                                           (17,032)                    (8,094)
    Interest income (expense)                                                   (63,005)                    33,988
    Other income                                                                    753                     38,744
                                                                                ---------                  --------

               Total other income (expenses)                                    (59,774)                    85,566

               Loss from continuing operations                                 (909,299)                  (266,895)

Discontinued operations
    Loss from irradiation operations                                                  -                       (427)
                                                                                ----------                ----------
               Net loss before income taxes                                                               (267,322)

Income taxes                                                                                                     -
Net loss                                                                     $ (909,299)                $ (267,322)
                                                                             ============               ===========

Weighted Average Shares                                                       1,507,555                  1,199,083

Net loss per share                                                               ($0.60)                    ($0.22)


                                       RTI INC. AND SUBSIDIARIES
                                     CONSOLIDATED FINANCIAL STATEMENTS
                                          (Unaudited)
                               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                1998                        1997
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Loss                                                             $ (909,299)                $ (267,322)
        Adjustments to reconcile net loss to
        net cash applied to operating activities:
               Depreciation and amortization                                     82,848                     30,550
               Allowance for doubtful accounts                                    4,876                      1,100
               Allowance for warranty expense                                     9,744                          -
               Imputed interest on note payable                                       -                      5,500
               (Increase) decrease in:
                  Accounts receivable                                           (95,548)                  (467,672)
                   Restricted deposits                                                -                    482,944
                   Due from affiliate                                                 -                   (124,695)
                   Inventories                                                  657,278                   (527,614)
                   Prepaid expenses and other                                   (56,429)                     2,235
                Increase (decrease) in:
                   Accounts payable                                            (126,934)                   379,370
                   Accrued expenses                                              38,025                     30,315
                   Other liabilities                                            (41,442)                   (27,247)
                                                                               ---------                  ---------
                   TOTAL ADJUSTMENTS                                            472,420                   (215,214)

                   Net cash applied to operating activities                    (436,879)                  (482,536)

 CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of fixed assets                                              (10,206)                  (187,974)
         Reduction in notes receivable                                                -                    615,000
         Purchase of business, net of cash acquired                                                       (663,038)
         Purchases of other assets                                              (19,162)                  (159,553)
                                                                                ---------                 ---------
                    Net cash (applied to) provided by
                    investing activities                                        (29,368)                  (395,565)
                                                                                --------                  ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from sale of common stock                                     490,439                    420,500
         Payments on short-term loans                                                                     (850,000)
         Payments on long term debt                                              (5,810)                      -
                                                                                ----------                ---------
                   Net cash provided by (applied to)                            484,629                   (429,500)
                   financing activities                                         ----------               ----------

 Net increase (decrease) in cash and cash equivalents                            18,382                 (1,307,601)
 Cash and cash equivalents, beginning of period                                  11,712                  2,578,180
                                                                               ---------              -------------
 Cash and cash equivalents, end of period                                      $ 30,093                $ 1,270,579
                                                                               =========              =============

                            RTI INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Information as of March 31, 1998 and 1997, and
                  for the three months then ended is unaudited)


1.       BASIS OF PRESENTATION

         In the opinion of management of RTI Inc. (with its Subsidiaries, the "Company"), the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the company's financial position as of March 31, 1998, its results of operations and its cash flows for the three months ended March 31, 1998 and 1997. Results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

         Information included in the consolidated balance sheet as of December 31, 1997 has been derived from the Company's audited consolidated financial statements in its Annual Report on Form 10-KSB for the year ended December 31, 1997, to which reference is made. Certain information included in the audited consolidated financial statements and related notes prepared in accordance with generally accepted accounting principles may have been condensed or omitted.


2.       AIR CONDITIONING AND COOLER OPERATIONS

         With its acquisition of the business of Quality Air Inc. in February 1997, the Company engaged in the manufacture, marketing and selling of residential coolers and of central air conditioning equipment. The AC2 utilizes patented evaporative technologies to cool homes and small businesses with air conditioning with reduced electricity usage when compared to standard air conditioners. The AC2 is assembled in the Company's Westway, Texas factory. In 1997, this factory was purchased, equipped for producing the AC2, and a work force trained to manufacture the AC2.

         During 1997, and in the first quarter of 1998, the company produced and sold each of its air conditioning and cooling products. During this time there was a significant dedication of resources to 1) product development for the Company's new "AC2" central air conditioner, including obtaining safety and energy efficiency certifications, 2) development of production capacity at a factory purchased and equipped for production of the AC2 in Westway, Texas, and
3) the development of an air conditioner distribution network, currently limited to the southern states of the US. In the first quarter, the development of the "fill and drain" addition to the AC2 was completed. Distributors were encouraged to return any remaining units from the 1997 sales season, to have the fill and drain kit added at cost to the Company because of the significant improvement to the product. The fill and drain kit enhances the salability of the product, as well.

3.       ROCKAWAY INDUSTRIAL PARK

         The Company owns a 248 acre parcel of land ("Parcel I") in Rockaway, New Jersey (47 acres of which have been leased to SteriGenics International), that is contiguous to a 15 acre operating parcel that is the site of an irradiation processing facility leased to SteriGenics International("Parcel II" and, with Parcel I, the "Rockaway Industrial Park"). Since 1985, the Company has been seeking a buyer for Parcel I. However, the Company's ability to sell Parcel I is impaired until the completion of an environmental cleanup and remediation program, and its ability to recover its net investment of $50,000 in 201 acres of Parcel I is impaired by unpaid outstanding non-recourse property taxes for the years 1993, 1994, 1995, 1996, 1997, and the first quarter of 1998 totaling $235,985, which have been accrued in the financial statements under "Other liabilities".

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

In April 1996, the DEP responded to the Company's petition to change the Remedial Action Work Plan under the Record of Decision (ROD), and advised the Company that a pilot test of the CleanOx remediation program, undertaken by the Company on its Rockaway property, was not considered conclusive. In September 1996, the Company completed a second CleanOx test, which reduced the contamination, but did not result in remediation of the groundwater. On March 7, 1997, the DEP reaffirmed its requirement that the Company comply with the ROD.

In November of 1997, the Company submitted a Proposed Remedial Action Work Plan to the NJDEP. This plan, which required the installation of a single recovery well, rather than three wells as was previously required, was reviewed by the NJDEP and accepted in February 1998, subject to certain modifications. Under the modified plan, the "Clean-Ox" technology was permitted, and required RTI to begin implementing the plan according to the proposed schedule. In 1998, the installation of the ground water recovery system was to occur, with ground water remediation to follow for a five-year time frame, subject to regulatory concurrence based upon favorable results as groundwater is monitored. RTI has accepted the modified plan, but requested a 90 delay to the original schedule for administrative purposes. The Company has accrued $962,600 for long term environmental expenses under "Other liabilities".

         Considering the ongoing remediation and DEP involvement in this matter, there can be no assurances that the cleanup, remediation, and DEP oversight accruals will represent the Company's ultimate liability.

5.       SHORT TERM BORROWINGS

            The Company had two related party notes outstanding at December 31, 1997, one for $543,000 with its former Chairman and CEO, Theo W. Muller (Muller
Note), and another for $50,000 with Frellum Corporation (Frellum Note). Frellum is a corporation, which is 51% owned by Mr. Muller. These notes, which were due on February 20, 1998, were subsequently renegotiated effective February 21, 1998, for principal and accrued interest in the amounts of $588,383, and $53,022, respectively. The terms of the Muller Note are 12% annual interest payable quarterly, and installments of $100,000 each six months beginning August 20, 1998, until principal is fully paid. The Muller Note is secured by the patents owned by the Company. Should the Company complete a private placement of equity securities, the Company will prepay $143,000 principal on the Muller Note but be relieved of the first payment due August 20, 1998. The terms of the Frellum Note are 12% annual interest, with a payment of $26,511 due on August 20, 1998, and the balance along with accrued interest due and payable on February 20, 1999. However, the terms of the note provide that, if the Company received a bridge loan pursuant to a private placement of equity securities, it would prepay principal of $26,511 plus accrued interest, but would be relieved of its payment obligation on August 20, 1998. The Company received bridge loan funds pursuant to a private placement, and the Company paid principal and interest of $27,713 to Frellum in April 1998, and is thus relieved of its obligation for the August 20, 1998 payment.

         The Company entered into a factoring arrangement with Texas Capital Corporation in February 1998. The terms are for interest of 2.75% for the first 30 days, with an additional charge of 1% for each additional 15 days the invoice is outstanding. As of March 31, 1998, the Company had factored accounts receivable in the approximate amount of $237,000.


6.       STATEMENT OF CASH FLOWS

         Supplemental disclosures of cash flow information are as follows:

                                Three months ended March 31,
                                     1998          1997
                                 -----------    ----------
         Interest paid            $64,564          $1,938
         Income taxes paid           --              --

ITEM 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997.

         Net sales for the three months ended March 31, 1998, were $974,406, Compared to $217,537 in 1997. Sales of the AC2 unit in 1998 were $655,394. There were no AC2 sales in the first quarter of 1997. The Company is applying its major resources to the AC2. The Company has encountered lower than expected AC2 production early in the year due to a supplier's inability to provide certain components of the new "fill and drain" kit. There were a series of technical and supply setbacks for the fill and drain kits in the first quarter, which now appear to be fully resolved. The resulting low production has held first quarter sales in 1998 back somewhat.

         Cost of sales increased from $324,883 in the first quarter of 1997 compared to $1,163,083 for the same period in 1998. Air cooling and air conditioning production represents a full 3 months in 1998, while 1997 first quarter operations began on February 24, 1997, the date of the acquisition of Quality Air, Inc. Additionally, the 1998 costs include costs to upgrade prior year units.

         The air cooling and air conditioning business is highly seasonal, and the first quarter is not an indicator of results for the year. The majority of Company sales take place in the second and third quarters of the year.

         Selling, general & administrative costs were $409,987 in the first quarter of 1998 compared to $232,359 in the same period of 1997. Research and development costs totaled $250,140 in the quarter ended March 31, 1997, while they were $12,756 in the same quarter of 1998. The cost increases compare favorably with the Company's business plan, as it staffs for the anticipated growth in 1998.

         1998 rental income from the Rockaway Industrial Park, net of expenses was down by approximately $1,000 compared to the same period in 1997.

         Because of the costs described above, the Company incurred a loss from operations of $909,299 in the first quarter of 1998. This compares with an operating loss of $266,895 for the same period last year.

         For the three months ended March 31, 1998 the Company incurred net interest expense of $63,005, as compared with net interest income of $33,988 in the first quarter of 1997. Interest expense has increased due to the Company factoring its receivables to fund operations and the buildup of accounts receivable and inventory for in anticipation of seasonal sales in the second and third quarters of 1998, reflecting working capital demands of a growing business. In 1997, the Company earned interest income on the funds received from the sale of the contract irradiation line of business.

         The net loss of $909,299, or $0.60 per share for the first quarter of 1998, compares with a loss of $267,322, or $0.22 per share in the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

         During the first three months of 1998, the Company generated $657,000 in cash from its inventories, and applied that primarily to operations and also reduced accounts payable by $126,000.

         Net proceeds of approximately $490,000 were received from the private placement of 130,000 shares of common stock sold in units of 5,000 shares at a purchase price of $20,000 per unit.

         The net cash of $11,712 was increased slightly to $30,093 by the end of the first quarter.

The Company will have significant capital and working capital needs in 1998. The anticipated sales levels require the infusion of additional equity capital, as well as a line of credit to meet the working capital needs due to the seasonality of the air cooling and air conditioning business. The Company is presently seeking financing through an asset-based lender. The Company has also entered in to an agreement with a capital investment regarding a private placement of preferred stock with anticipated gross proceeds of $1.5 million. The Company, subsequent to the reporting date, has received approximately $500,000 of those funds through a bridge loan pursuant to a convertible promissory note bearing interest at the rate of 10% per annum ("Note"). The conversion of the Note into Common Stock and the completion of such private placement are subject to shareholder approval at the next shareholders' meeting. There can be no assurance that the negotiations with the asset-based lender will be successful or that such private placement will be consummated. Should the Company be unable to obtain any such financing, it may have to limit its operations and inventories, and therefore its future sales volume.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         There were no new legal proceedings during the quarter.

ITEM 2.  CHANGES IN SECURITIES

             None.

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



                                     RTI  INC.




Date: May 20, 1998                      By: /s/ RICK E. BACCHUS
                                      ---------------------------
                                          Rick E. Bacchus
                                          Acting Chief Executive Officer



                                  By: /s/ JAMES M. CAYLOR
                                      ----------------------------
                                          James M. Caylor
                                          Controller and Principal
                                          Accounting Officer