Form 10QSB
period 1998-06-30
RTI INC
filed 1998-08-13
CIK 81699

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF  1934  FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE 30, 1998
                                                     --------------------

[ ]   TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ___________


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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     JULY 31, 1998  -   1,611,166   shares of common stock
     ----------------     -----------

    Transitional Small Business Disclosure Form    Yes [ ] No [X]

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS



                                                     RTI INC. AND SUBSIDIARIES
                                                 CONSOLIDATED FINANCIAL STATEMENTS
                                                         (UNAUDITED)
                                  BALANCE SHEET

              ASSETS                                                             JUNE 30,               DECEMBER 31,
                                                                                   1998                   1997
CURRENT ASSETS
    Cash and cash equivalents                                          $            2,974       $         11,712
    Accounts receivable, net of allowance
        of $ 13,727 in 1998, and $16,005 in 1997                                  407,556                234,993
    Inventory                                                                   1,628,305              1,979,893
    Prepaid expenses and other                                                    362,052                163,357
                                                                                --------- ----------------------

               Total current assets                                             2,400,887              2,389,955

PROPERTY, PLANT AND EQUIPMENT, NET                                              1,946,329              1,902,066

DUE FROM RELATED PARTIES                                                          137,050                135,605

INTANGIBLE ASSETS, net of accumulated
        amortization of $40,955 1998 and $72,353 in 1997                        1,126,859              1,204,193

OTHER ASSETS                                                                       14,796                 38,111
                                                                                ---------- ----------------------
               Total assets                                              $      5,625,922        $     5,669,930
                                                                                 =================== ==============

The Notes to Financial Statements are an integral part of these consolidated statements.



                                                        BALANCE SHEET
                                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                 JUNE 30,               DECEMBER
                                                                                     1998                   1997


CURRENT LIABILITIES
    Current notes payable to related parties                            $         200,000        $       593,000
    Due to related parties                                                        164,058                 94,900
    Accounts payable                                                              977,228                796,521
    Accrued expenses                                                              151,656                133,886
    Accrued interest                                                                 8,384                49,780
    Other current liabilities                                                     180,000                180,000
    Short term loan                                                                541,502                       -
    Current portion of long-term debt                                             113,315                654,613
                                                                                ----------- ----------------------

               Total current liabilities                                        2,336,143              2,502,700

LONG-TERM DEBT, net of $22,000
    discount in 1997                                                              825,615                257,344
Noncurrent notes to related parties                                               388,383                       -
Provision for future Environmental Cost                                           782,600                782,600
OTHER LIABILITIES                                                                 206,387                231,485
                                                                                ------------------- ----------------------

               Total liabilities                                                4,539,128        $     3,774,129
                                                                                ------------------ ----------------------
STOCKHOLDERS' EQUITY
    Preferred stock, $.05 par value - shares
        authorized 2,000,000; shares issued
        and outstanding 100,000                                                      5,000                 5,000
    Common stock; $.08 par value - shares
        authorized 15,000,000, issued and
        outstanding 1,481,166 at year-end  1997
       and 1,611,166 at March 31, 1998                                             128,893                118,494
    Additional paid-in capital                                                  18,170,768             17,679,579
    Accumulated deficit                                                        (17,217,868)           (15,907,272)
                                                                              ------------ ----------------------

   Total stockholders' equity                                                   1,086,793              1,895,801

   Total liabilities and stockholders' equity                            $      5,625,921        $     5,669,930
                                                                            =================== ---===================

                                                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                     THREE MONTHS ENDED JUNE 30,
                                                                       $            1,998                   1997
Net sales                                                                $      1,334,539                1097635
Cost of sales                                                            $      1,103,535                 850208
    Gross profit (loss)                                                 $         231,004                 247427

Selling, general and administrative expenses                            $         503,752                 817974
Product Development                                                     $          47,867                  34379
               Total operating expenses                                 $         551,619                 852353

              Loss from operations                                    $        (320,615)                -604926

Other income (expense)

    Rental income for Rockaway Industrial Park, net                    $            7,926                  10160
        of expenses

        in both years                                                  $                 -
    Interest income (expense)                                          $         (77,460)                  -5974
    Other income                                                       $                 -                  7327
               Total other income (expenses)                           $         (69,534)                  11513

               Loss from continuing operations                         $        (390,149)                -593413

Discontinued operations
    Loss from irradiation operations                                   $                 -
               Net loss before income taxes                                                              -593413

Income taxes                                                                                                   0
Net loss                                                               $        (390,149)                -593413

Weighted Average Shares                                                  $      1,560,172                1481166

Net loss per share                                                     $                 (0)        -0.400639091


                                                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                     1998           1997

Net sales                                                                $      2,308,945        $     1,315,172
Cost of sales                                                                   2,367,338              1,175,091
                                                                                ----------            -----------
    Gross profit (loss)                                                           (58,393)               140,081

Selling, general and administrative expenses                                      913,739              1,050,333
Product development                                                               198,007                 47,135
                                                                                ------------          -----------
               Total operating expenses                                         1,111,746              1,097,468

               Loss from operations                                           (1,170,139)              (957,387)

Other income (expense)

    Rental income for Rockaway Industrial Park, net                                15,904                 22,994
        of expenses
    Interest income (expense)                                                   (145,965)                 28,014
    Other income                                                                     753                  46,071
                                                                                -------------           ------------
               Total other income (expenses)                                    (129,308)                 97,079

               Loss from continuing operations                                (1,299,447)              (860,308)

Discontinued operations
    Loss from irradiation operations                                                      -                 (427)
               Net loss before income taxes                                                            (860,735)

Income taxes                                                                                                    -
Net loss                                                                $     (1,299,447)       $      (860,735)
                                                                            =================== ---===================

Weighted Average Common Shares Outstanding                                      1,560,172              1,481,166
Net loss per share                                                                ($0.83)                ($0.58)


                                                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                     1998           1997

CASH FLOWS FROM OPERATING ACTIVITIES:
            Net Loss                                                    $     (1,299,447)       $      (860,735)
            Adjustments to reconcile net loss to
            net cash applied to operating activities:
                                        Depreciation and amortization             158,782                 93,142
                          Allowance for doubtful accounts                          13,727                       -
                           Allowance for warranty expense                          22,757                       -
                          Imputed interest on note payable                                -               11,000
                        (Increase) decrease in:
                            Accounts receivable                                 (170,285)              (483,630)
                            Restricted deposits                                           -              476,045
                             Due from affiliate                                     (1,445)                     -
                                    Inventories                                   351,588            (2,001,105)
                                           Prepaid expenses and other           (167,833)              (151,532)
                        Increase (decrease) in:
                               Accounts payable                                   180,707                501,224
                               Accrued expenses                                    17,770                120,180
                         Due to related parties                                    69,158                       -
                              Other liabilities                                   (41,396)              (24,247)
                                                                                -----------          -----------

                                          TOTAL                                   433,530            (1,458,923)
                                    ADJUSTMENTS

                             Net cash applied to operating activities           (865,917)            (2,319,658)

 CASH FLOWS FROM INVESTING ACTIVITIES:
                      Purchases of fixed assets                                 (158,330)            (1,352,611)
                  Reduction in notes receivable                                           -              605,000
                           Purchase of business, net of cash acquired                     -            (697,731)
                      Purchases of other assets                                  (23,315)               (41,910)
                                                                                ------------             ---------
                                    Net cash (applied to) provided by
                           investing activities                                 (181,645)            (1,487,252)
                                                                                ---------           -----------
 CASH FLOWS FROM FINANCING ACTIVITIES:

                                Proceeds from sale of preferred stock                     -              330,600
                                   Proceeds from sale of common stock             490,439                420,500
                                 Increase in notes to related parties              48,405                       -
                                 Payments on notes to related parties             (26,511)                      -
                                     Changes in short-term borrowings             541,502                563,000
                     Payments on long term debt                                   (15,011)                25,224
                                                                                -----------            -----------
                                    Net cash provided by (applied to)           1,038,824              1,339,324
                                     financing activities                      ----------             -----------

 Net increase (decrease) in cash and cash equivalents                               (8,738)          (2,467,586)
 Cash and cash equivalents, beginning of period                                    11,712              2,578,180
                                                                                -----------          -----------
 Cash and cash equivalents, end of period                              $            2,974        $       110,594
                                                                      ====================       ================


                                       RTI INC. AND SUBSIDIARIES
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Information  as of June 30, 1998 and 1997, for the  three-months then ended, and for the six-months then ended is unaudited)


1.    BASIS OF PRESENTATION

     In the opinion of management of RTI Inc. (with its Subsidiaries, the "Company"), the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the company's financial position as of June 30, 1998, its 1998 and 1997 results of operations for the three months ended June 30 and six months ended June 30, and the its 1998 and 1997 cash flows for the same six month period. Results of operations for the six-month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

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


2.    AIR CONDITIONING AND COOLER OPERATIONS

     With its acquisition of the business of Quality Air, Inc. in February 1997, the Company engaged in the manufacture, marketing and selling of residential coolers and of central air conditioning equipment. The Company's new "AC2" central air conditioner utilizes patented evaporative technologies to cool homes and small businesses with air conditioning with reduced electricity usage when compared to standard air conditioners. The AC2 is assembled in the Company's Westway, Texas factory. In 1997, this factory was purchased, equipped for producing the AC2, and a work force trained to manufacture the AC2.

     During 1997, and in the first two quarters of 1998, the company produced and sold each of its air conditioning and cooling products. During this time there was a significant dedication of resources to 1) product development for the Company's AC2, including obtaining safety and energy efficiency certifications, 2) development of production capacity at a factory purchased and equipped for production of the AC2 in Westway, Texas, and 3) the development of an air conditioner distribution network, currently limited to the southern states of the US. In the first quarter, the development of the "fill and drain" addition to the AC2 was completed, and distributors were encouraged to return any remaining units from the 1997 sales season, to have the fill and drain kit added at cost to the Company because of the significant improvement to the product. The fill and drain kit enhances the salability of the product, as well. However, in the second quarter of 1998, the Company continued to experience reliability problems on the fill and drain unit, as well as the necessity of adding other items to resolve problems experienced in field testing. Further engineering changes included the addition of an anti-siphon valve, and a device to prevent a water hammer effect in a small percentage of the units. Both of these devices are inexpensive, and can be added in the field. However, to resolve these problems and support the product, the Company continues support upgrade of the units in the field, and to encourage its distributors to return all in-stock units for retrofit with these devices. The Company also performs significantly enhanced quality procedures to the returned units to insure defect-free operation.

3.    ROCKAWAY INDUSTRIAL PARK

     The Company owns a 248 acre parcel of land ("Parcel I") in Rockaway, New Jersey (47 acres of which have been leased to SteriGenics International), that is contiguous to a 15 acre operating parcel that is the site of an irradiation processing facility leased to SteriGenics International("Parcel II" and, with Parcel I, the "Rockaway Industrial Park"). Since 1985, the Company has been seeking a buyer for Parcel I. However, the Company's ability to sell Parcel I is impaired until the completion of an environmental cleanup and remediation program, and its ability to recover its net investment of $50,000 in 201 acres of Parcel I is impaired by unpaid outstanding non-recourse property taxes for the years 1993, 1994, 1995, 1996, 1997, and the first six-months of 1998 totaling $240,485, which have been accrued in the financial statements under "Other liabilities".

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

In November of 1997, the Company submitted a Proposed Remedial Action Work Plan to the NJDEP. This plan, which required the installation of a single recovery well, rather than three wells as was previously required, was reviewed by the NJDEP and accepted in February 1998, subject to certain modifications. Under the modified plan, the "Clean-Ox" technology was permitted, and required RTI to begin implementing the plan according to the proposed schedule. In 1998, the installation of the ground water recovery system was to occur, with ground water remediation to follow for a five-year time frame, subject to regulatory concurrence based upon favorable results as groundwater is monitored. RTI has accepted the modified plan, but requested a 90-day delay to the original schedule for administrative purposes. The Company has accrued $962,600 for long term environmental expenses under "Other liabilities".

     Considering the ongoing remediation and DEP involvement in this matter, there can be no assurances that the cleanup, remediation, and DEP oversight accruals will represent the Company's ultimate liability.

5.    SHORT TERM BORROWINGS

      The Company had two related party notes outstanding at December 31, 1997, one for $543,000 with its former Chairman and CEO, Theo W. Muller (Muller Note), and another for $50,000 with Frellum Corporation (Frellum Note). Frellum is a corporation, which is 51% owned by Mr. Muller. These notes, which were due on February 20, 1998, were subsequently renegotiated effective February 21, 1998, for principal and accrued interest in the amounts of $588,383 and $53,022 for the Muller and Frellum Notes, respectively. The terms of the Muller Note are 12% annual interest payable quarterly and installments of $100,000 each six months beginning August 20, 1998, until principal is fully paid. The Muller Note is secured by the patents owned by the Company. The terms of the Frellum Note are 12% annual interest. The Company has already paid the first payment of $26,511 plus interest in April. The balance of $26,511 along with accrued interest is payable on October 20, 1998.

       The Company in April 1998 entered into a bridge financing in the form of nine-month Promissory Notes (Notes) bearing 10% interest. The Notes are secured by a security interest in the Company's assets. The Notes will automatically rollover into a private placement proposal (Proposal) upon shareholder approval. Should the Proposal not be approved, the Notes will remain debt instruments and become due at maturity.

     The Company entered into a factoring arrangement with Texas Capital Corporation in February 1998. The terms are for interest of 2.75% for the first 30 days, with an additional charge of 1% for each additional 15 days the invoice is outstanding. As of June 30, 1998, the Company had factored accounts receivable in the approximate amount of $245,000.


6.    STATEMENT OF CASH FLOWS

     Supplemental disclosures of cash flow information are as follows:

                Six months ended June 30,

                                         1998      1997
                                -----------  ----------
     Interest paid      $130,637   $  362
     Income taxes paid      --       --

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

COMPARISON  OF  OPERATIONS  FOR THE  THREE-MONTH  PERIOD ENDED JUNE 30, 1998 AND
1997.

     Net sales for the three months ended June 30, 1998, were $1,334,539, compared to $1,097,635 in 1997. Sales of the AC2 unit in second quarter of 1998 were $630,093. There were nominal AC2 sales in the second quarter of 1997. The Company is applying its major resources to the AC2.

     Cost of sales increased from $850,208 in the second quarter of 1997 compared to $1,103,535 for the same period in 1998. The increase is partially due to costs to upgrade prior year units in 1998. There were a series of technical and supply setbacks for the fill and drain kits in the first three months of 1998, which now appear to be fully resolved.

     Selling, general & administrative costs were $503,752 in the second quarter of 1998 compared to $817,974 in the same period of 1997. Product development costs totaled $47,867 for the second quarter of 1998, while they were $34,379 in the same period of 1997.

     1998 rental income from the Rockaway Industrial Park, net of expenses was down by approximately $2,000 compared to the same period in 1997.

     Because of the costs described above, the Company incurred a loss from operations before interest and other income of $312,689 for the three months ended June 30, 1998.
This compares with $594,766 for the same period last year.

     For the three months ended June 30, 1998 the Company incurred net interest expense of $77,460, as compared with net interest expense of $5,974 in 1997. Interest expense has increased due to the Company factoring its receivables to fund operations and the buildup of inventory for in anticipation of seasonal sales in the second and third quarters of 1998, reflecting working capital demands of a growing business. In 1997, the Company earned interest income on the funds received from the sale of the contract irradiation line of business.

     The net loss of $390,149, or $0.25 per share for the second quarter of 1998, compares with a loss of $593,416, or $0.40 per share in the same period of 1997.

    The air cooling and air conditioning business is highly seasonal, and partial year results are not an indicator of results for the year. The majority of Company sales take place in the second and third quarters of the year.



COMPARISON OF OPERATIONS FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 1998 AND 1997.

     Net sales for the six months ended June 30, 1998, were $2,308,945, Compared to $1,315,172 in 1997. Sales of the AC2 unit in through June 30 of 1998 were $1,283,477. There were nominal AC2 sales in the first six months of 1997.

     Cost of sales increased from $1,175,091 in the first six months of 1997 compared to $2,367,338 for the same period in 1998. Air cooling and air conditioning production represents a full 6 months in 1998, while 1997 first quarter operations began on February

24, 1997, the date of the acquisition of Quality Air, Inc. The Company is applying its major resources to the AC2. The Company has encountered lower than expected AC2 production this year due to a supplier's inability to provide certain components of the new "fill and drain" kit. There were also a series of technical and supply setbacks for the fill and drain kits in the first six months, which now appear to be fully resolved. Additionally, the 1998 costs include costs to upgrade prior year units, and resolve supplier and technical issues that have occurred in 1998.

     Selling, general & administrative costs were $913,739 in the first six months of 1998 compared to $1,050,333 in the same period of 1997. Product development costs totaled $198,007 through June 30, 1997, while they were $47,135 in the same period of 1997. The cost increases fall within the Company's business plan, as it staffs for the anticipated growth in 1998 and 1999.

    1998 rental income from the Rockaway Industrial Park, net of expenses was down by approximately $7,000 compared to the same period in 1997.

     Because of the costs described above, the Company incurred a loss from operations before interest and other income of $1,154,235 through June 1998. This compares with $934,393 for the same period last year.

     For the six months ended June 30, 1998 the Company incurred net interest expense of $145,965, as compared with net interest income of $28,014 in 1997. Interest expense has increased due to the Company factoring its receivables to fund operations and the buildup of accounts receivable and inventory for in anticipation of seasonal sales in the second and third quarters of 1998, reflecting working capital demands of a growing business. Additionally, the Company is paying interest on long-term debt and the note with Theo Muller, while it did not have these debts in 1997. In 1997, the Company earned interest income on the funds received from the sale of the contract irradiation line of business.

     The net loss of $1,299,447, or $0.83 per share for the first six months of 1998, compares with a loss of $860,735, or $0.58 per share for the same period in 1997.


LIQUIDITY AND CAPITAL RESOURCES

     During the first six months of 1998, funds were internally generated from inventories of $352,000 and increased accounts payable of $180,000 offset by an increase in receivables of $170,000.

     The Company has received cash from financing activities just over $1,038,000 in 1998. This includes net proceeds of approximately $490,000 from the private placement that closed in April 1998 of 130,000 shares of common stock sold in units of 5,000 shares at a purchase price of $20,000 per unit. It addition, a bridge loan of approximately $540,000 was received in late April pursuant to a second private placement.

     The company invested cash in assets of approximately $180,000 in the first six months of 1998, compared to $1,487,000 in 1997. The net beginning cash of $11,712 was decreased to $2,974 by the end of the second quarter of 1998. In 1997 cash decreased from $2,578,180 to $1,101,594 by the end of the second quarter.

The Company will continue to have significant capital and working capital needs in 1998. The Company has also entered in to an agreement with an investment banking firm to act as Placement Agent for an offering of a minimum of 1,000,000 units and a maximum of 2,500,000 units at a contemplated price of $2.00 per unit. Each unit shall consist of two shares of Common Stock and one four-year Common Stock Purchase Warrant to purchase one share of Common Stock at an exercise price of $3.00. This private placement offering is subject to shareholder approval. There can be no assurance that the shareholders will approve the private placement, or if approved that it will be consummated. Should the Company be unable to obtain any such financing, it may have to limit its operations and inventories, and therefore its future sales volume.

The Company continues to rely upon its inventory as a source of internally generated funds to continue operations. Production of new AC2 air conditioners in 1998 has been at a minimal level, because of the lack of financing and the need to modify existing units in stock at distributors. Production is continuing on the Company's Aireze evaporative cooler and E2Pak heat exchangers and is the major present source of operating capital.

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

Date: August 13, 1998

        RTI INC.

         By: /s/ RICK E. BACCHUS
                   ---------------------------
                     Rick E. Bacchus
                     Acting Chief Executive Officer



                 By: /s/ JAMES M. CAYLOR
                   ----------------------------
                     James M. Caylor
                     Controller and Principal
                     Accounting Officer