Form 10QSB
period 1998-09-30
RTI INC
filed 1998-11-19
CIK 81699

U.S. SECURITIES AND EXCHANGE COMMISSION
               WASHINGTON, DC 20549

                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                           --------------------

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

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

   OCTOBER 31, 1998 -  1,611,166  shares of common stock
   ----------------   -----------

  Transitional Small Business Disclosure Form  Yes [ ] No [X]

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS



                                                                               RTI INC. AND SUBSIDIARIES
                                                                               (UNAUDITED)
                                                                             BALANCE SHEET
              ASSETS                                                                       SEPTEMBER 30,            DECEMBER
                                                                                                                         31,
                                                                                      1998                              1997

CURRENT ASSETS

    Cash and cash equivalents                                           $                 -                 $         11,712
    Accounts receivable, net of allowance
        of $ 12,092 in 1998, and $11,482 in 1997                                    59,093                           234,993
    Inventory                                                                    1,216,593                         1,979,893
    Prepaid expenses and other                                                     361,556                           163,357
               Total current assets                                              1,637,242                         2,389,955

PROPERTY, PLANT AND EQUIPMENT, NET                                               1,874,016                         1,902,066

DUE FROM RELATED PARTIES                                                           101,445                           135,605

INTANGIBLE ASSETS, net of amortization
        of $63,721 1998 and $72,353 in 1997                                      1,106,309                         1,204,193

OTHER ASSETS                                                                        59,854                            38,111
               Total assets                                               $      4,778,865                   $     5,669,930
                                                                            =================== ------------- ===================

The Notes to Financial Statements are an integral part of these consolidated statements.



                                                                               RTI INC. AND SUBSIDIARIES
                                                                               (UNAUDITED)
                                                                             BALANCE SHEET
                                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                      1998                              1997
CURRENT LIABILITIES

    Notes payable to related parties                                     $         200,000                   $       593,000
    Due to related parties                                                         180,385                            94,900
    Accounts payable                                                             1,603,238                           796,521
    Accrued expenses                                                             1,007,999                           133,886
    Accrued interest                                                                50,679                            49,780
    Short Term Loans                                                               564,002                                  -
    Other current liabilities-Future Environmental Cost                            180,000                           180,000
    Current portion of long-term debt                                              133,011                           654,613

               Total current liabilities                                         3,919,314                         2,502,700

LONG-TERM DEBT, net of $22,000
    discount in 1997                                                               873,177                           257,344
Non-current notes to related parties                                               388,383                                  -
Provision for Future Environmental Cost                                            782,600                           782,600
OTHER LIABILITIES                                                                  167,957                           231,485

               Total liabilities                                                 6,131,431                   $     3,774,129

STOCKHOLDERS' EQUITY
    Preferred stock, $.05 par value - shares
        authorized 2,000,000; shares issued
        and outstanding 100,000                                                       5,000                            5,000
    Common stock; $.08 par value - shares
        authorized 25,000,000, issued and
        outstanding 1,481,166 at year-end  1997
       and 1,611,166 at March 31, 1998                                             128,893                           118,494
    Additional paid-in capital                                                  18,170,768                        17,679,579
    Accumulated deficit                                                       (19,657,227)                      (15,907,272)

   Total stockholders' equity                                                  (1,352,566)                         1,895,801

   Total liabilities and stockholders' equity                             $      4,778,865                   $     5,669,930
                                                                       =================== ------------- ===================

                                                                               RTI INC. AND SUBSIDIARIES
                                                                               (UNAUDITED)
                                                                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                       Three Months Ended September 30,
                                                                                      1998                      1997
Net sales                                                               $             (12,354)            $           997,025
Cost of sales                                                                          998,403                      1,012,581
    Gross profit (loss)                                                           (1,010,757)                           (15,556)

Selling, general and administrative expenses                                        1,320,369                          509,497
Product Development                                                                      28,660                           32,491
               Total operating expenses                                             1,349,029                          541,988

               Loss from operations                                               (2,359,786)                         (557,544)

Other income (expense)

    Rental income for Rockaway Industrial Park, net                                         7,926                       (11,371)
        of expenses

        in both years                                                                              -
    Interest income (expense)                                                           (87,498)                        (14,250)
    Other income                                                                                   -                               -
               Total other income (expenses)                                            (79,572)                        (25,621)

               Loss from continuing operations                                    (2,439,358)                         (583,165)

Discontinued operations
    Loss from irradiation operations                                                               -                               -
               Net loss before income taxes                                       (2,439,358)                         (583,165)

Income taxes                                                                                                                       -
Net loss                                                                $        (2,439,358)              $         (583,165)
                                                                         =================== ------------- ===================

Weighted Average Shares                                                             1,577,356                       1,481,166

Net loss per share                                                                 ($1.55)                           ($0.39)



                                                                               RTI INC. AND SUBSIDIARIES
                                                                                           CONSOLIDATED FINANCIAL STATEMENTS
                                                                               (UNAUDITED)


                                                                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                   NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,

                                                                                      1998                      1997
Net sales                                                                 $      2,296,591                   $     2,291,640
Cost of sales                                                                    3,365,741                         2,406,869
    Gross profit (loss)                                                        (1,069,150)                         (115,229)

Selling, general and administrative expenses                                     2,234,108                         1,330,614
Product development                                                                226,667                            79,626
               Total operating expenses                                          2,460,775                         1,410,240

               Loss from operations                                            (3,529,925)                       (1,525,469)

Other income (expense)

    Rental income for Rockaway Industrial Park, net                                 23,830                            22,181
        of expenses
    Interest income (expense)                                                    (233,463)                            13,769
    Other income                                                                         753                          46,071
               Total other income (expenses)                                     (208,880)                            82,021

               Loss from continuing operations                                 (3,738,805)                       (1,443,448)

Discontinued operations
    Loss from irradiation operations                                                       -                            (427)
               Net loss before income taxes                                    (3,738,805)                       (1,443,875)

Income taxes                                                                               -                                -
Net loss                                                                 $     (3,738,805)                  $    (1,443,875)
                                                                       =================== ------------- ===================

Weighted Average Common Shares Outstanding                                       1,577,356                         1,481,166

Net loss per share                                                                 ($2.37)                           ($0.97)



                                                                               RTI INC. AND SUBSIDIARIES
                                                                               (UNAUDITED)
                                                                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,

                                                                                      1998                      1997


CASH FLOWS FROM OPERATING ACTIVITIES:
            Net Loss                                                     $     (3,738,805)                  $      (860,735)

                       Adjustments  to reconcile net loss to net cash applied to
                  operating activities:

                              Depreciation and amortization                        226,043                            93,142

                     Allowance for doubtful accounts                                12,092                                  -
                      Allowance for warranty expense                               746,175                                  -
                     Imputed interest on note payable                                      -                          11,000
                                    (Increase) decrease in:
                                        Accounts receivable                        163,808                         (483,630)
                                        Restricted deposits                                -                         476,045
                                   Due from related parties                         34,160                                  -
                                                Inventories                        763,300                       (2,001,105)
                                 Prepaid expenses and other                      (198,199)                         (151,532)
                                    Increase (decrease) in:
                                           Accounts payable                        806,717                           501,224
                                  Accrued expenses other than warranty             127,938                           120,180
                                     Due to related parties                         85,485                                  -
                                          Other liabilities                              899                        (24,247)
                                          TOTAL ADJUSTMENTS                      2,768,419                       (1,458,923)

                              Net cash applied to operating activities           (970,386)                       (2,319,658)

 CASH FLOWS FROM INVESTING ACTIVITIES:
                                  Purchases of fixed assets                      (134,218)                       (1,352,611)
                              Reduction in notes receivable                                -                         605,000
                 Purchase of business, net of cash acquired                                -                       (697,731)
                                  Purchases of other assets                         21,743                          (41,910)

                                        Net cash applied to
                                       investing activities                      (112,475)                       (1,487,252)

 CASH FLOWS FROM FINANCING ACTIVITIES:

                      Proceeds from sale of preferred stock                                -                         330,600
                         Proceeds from sale of common stock                        490,439                           420,500
                    Lease Proceeds on Purchase of Equipment                         68,000                                  -
                       Increase in notes to related parties                          (4,617)                                -
                       Payments on notes to related parties                        (26,511)                                 -
                           Changes in short-term borrowings                        579,502                           563,000
                                 Payments on long term debt                        (35,664)                           25,224

                             Net cash provided by financing activities           1,071,149                         1,339,324

 Net increase (decrease) in cash and cash equivalents                              (11,712)                      (2,467,586)
 Cash and cash equivalents, beginning of period                                     11,712                         2,578,180
 Cash and cash equivalents, end of period                               $                 -                  $       110,594
                                                                      =================== ------------- ===================








                    RTI INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        (Information as of September 30, 1998 and 1997, for the three-months then ended, and for the nine-months then ended is unaudited)


1.  BASIS OF PRESENTATION

   In the opinion of management of RTI Inc. (with its Subsidiaries, the "Company"), the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the company's financial position as of September 30, 1998, its 1998 and 1997 results of operations for the three months ended September 30 and nine months ended September 30, and its 1998 and 1997 cash flows for the same nine month period. Results of operations for the nine-month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998. In preparing July's financial statements, there was a incident involving the Company's computer system that required reconstruction of that month's financial statements manually. This reconstruction is nearly complete, and management believes that any resulting adjustments will not be material in nature.

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

         During 1997, and in the first two quarters of 1998, the company produced and sold each of its air conditioning and cooling products. During this time period there was a significant dedication of resources to 1) product development for the Company's AC2, including obtaining safety and energy efficiency certifications, 2) development of production capacity at a factory purchased and equipped for production of the AC2 in Westway, Texas, and 3) the development of an air conditioner distribution network, currently limited to the southern states of the US. In the first quarter, the development of the "fill and drain" addition to the AC2 was completed, and distributors were encouraged to return any remaining units from the 1997 sales season, to have the fill and drain kit added at cost to the Company because of the significant improvement to the product. The fill and drain kit enhances the salability of the product, as well.

         However, by the third quarter of 1998, the Company continued to experience reliability problems on the fill and drain unit, as well as the necessity of adding other items to resolve problems experienced in field testing. Further engineering changes required the addition of an anti-siphon valve, a device to prevent a water hammer effect in a small percentage of the units, and an addition of an anode to eliminate corrosion caused by the chemical make-up of water in some locals. All of these devices are inexpensive, and can be added in the field. However, to resolve these problems and support the product, the Company intends to upgrade every unit in the field. As a result, most units in distributors' warehouses have been returned to RTI in the third quarter for the upgrade. Upgrade operations are presently in progress, and when completed, the units will be reshipped to the distributors. The Company also performs significantly enhanced quality procedures to the returned units to insure defect-free operation. To reflect the anticipated cost to upgrade units in inventory and to upgrade units operating in the field, RTI has established a reserve for future warranty in September 1998 for $722,000. It is anticipated that the repairs will be completed within a year.

3.  ROCKAWAY INDUSTRIAL PARK

   The Company owns a 248 acre parcel of land ("Parcel I") in Rockaway, New Jersey (47 acres of which have been leased to SteriGenics International), that is contiguous to a 15 acre operating parcel that is the site of an irradiation processing facility leased to SteriGenics International("Parcel II" and, with Parcel I, the "Rockaway Industrial Park"). Since 1985, the Company has been seeking a buyer for Parcel I. However, the Company's ability to sell Parcel I is impaired until the completion of an environmental cleanup and remediation program, and its ability to recover its net investment of $50,000 in 201 acres of Parcel I is impaired by unpaid outstanding non-recourse property taxes for the years 1993, 1994, 1995, 1996, 1997, and the first nine months of 1998 totaling $232,250, which have been accrued in the financial statements under "Other liabilities". It should be noted that RTI is at present negotiating with a willing buyer for the facility. While the monetary proceeds are expected to be negligible, the buyer, who states that he is experienced in environmental matters, and will assume full and final financial obligation to complete the cleanup and assume payment of all property taxes if the negotiations are successful. There is no guarantee that such negotiations will be successful.

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

In November of 1997, the Company submitted a Proposed Remedial Action Work Plan to the NJDEP. This plan, which required the installation of a single recovery well, rather than three wells as was previously required, was reviewed by the NJDEP and accepted in February 1998, subject to certain modifications. Under the modified plan, the "Clean-Ox" technology was permitted, and required RTI to begin implementing the plan according to the proposed schedule. In 1998, the installation of the groundwater recovery system was to occur, with ground water remediation to follow for a five-year time frame, subject to regulatory concurrence based upon favorable results as groundwater is monitored. RTI has accepted the modified plan, but requested a delay to the original schedule for administrative purposes. Permits have been applied for and granted for the installation of the groundwater recovery system. Draft applications for the Treatment Work Approval and air permit to construct and operate the recovery system have been prepared, and ready to be finalized. The Company has accrued $962,600 for long term environmental expenses under "Other liabilities".

  Considering the ongoing remediation and DEP involvement in this matter, there can be no assurances that the cleanup, remediation, and DEP oversight accruals will represent the Company's ultimate liability.

5. SHORT TERM BORROWINGS

  As of September 30, 1998, RTI has several notes outstanding. Two of the notes are related party notes with its former Chairman and CEO, Theo W. Muller (Muller
Note), and another with Frellum Corporation (Frellum Note). Frellum is a corporation owned 51% by Mr. Muller. These notes, which were due on February 20, 1998, were subsequently renegotiated effective February 21, 1998, for principal and accrued interest in the amounts of $588,383 and $53,022 for the Muller and Frellum Notes, respectively. The terms of the Muller Note are 12% annual interest payable quarterly and installments of $100,000 each six months beginning August 20, 1998, until principal is fully paid. The Muller note is secured by the patents owned by the Company. The terms of the Frellum Note are 12% annual interest. The Company has already paid the first payment of $26,511 plus interest in April. The balance of $26,511 along with accrued interest is payable on October 20, 1998. The Company is delinquent in payment of the required payments at August 20 for the Muller note and October 20 for the Frellum note. Mr. Muller has not demanded payment for either note in anticipation of equity funding being pursued by RTI.

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

         The Company entered into a $68,000 computer lease-purchase agreement in July 1998 with a financing institution. Only two payments have been made to date, and the Company is two months behind in its monthly payments of
$2,700.

         The Company entered into a factoring arrangement with Texas Capital Corporation in February 1998. The terms are for interest of 2.75% for the first 30 days, with an additional charge of 1% for each additional 15 days the invoice is outstanding. As of September 30, 1998, the Company had factored accounts receivable and inventory loans in the approximate amount of $132,000.


6.   STATEMENT OF CASH FLOWS

   Supplemental disclosures of cash flow information are as follows:

        Nine months ended September 30,

                     1998   1997
                ----------- ----------
   Interest paid   $157,717  $ 362
   Income taxes paid   --    --

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1998 AND 1997.

         Net sales for the three months ended September 30, 1998, were ($12,354 compared to $997,025 in 1997. Sales of the AC2 unit in third quarter of 1998 were ($272,180), which resulted from the return of the units to RTI to be retrofitted with upgraded components.

         Cost of sales decreased slightly from $1,012,581 in the third quarter of 1997 compared to $998,403 for the same period in 1998.

Selling, general and administrative costs were $1,320,369 in the third quarter of 1998 compared to $509,497 in the same period of 1997. The increased costs in 1998 resulted from sizing the Company to match significant levels of sales in 1998, which did not materialize due to the product upgrades required. A significant portion of the increase was due to the warranty reserve of $722,000. Without the warrant reserve, selling, general and administrative costs would be $598,369, compared to $509,497 for the same period of 1997. Product development costs totaled $28,660 for the third quarter of 1998, while they were $32,491 in the same period of 1997. Management has recently reduced selling, general and administrative costs significantly from those costs experienced in June and July of 1998.
         1998 rental income net of expenses $7,926 from the Rockaway Industrial Park increased in 1998 compared with net expenses of ($11,371) for the same 1997 period.

         Because of the costs described above, the Company incurred a loss from operations before interest and other income of $2,439,358 for the three months ended September 30, 1998. This compares with a loss of $583,165 for the same period last year.

For the three months ended September 30, 1998 the Company incurred net interest expense of $87,498, as compared with net interest expense of $14,250 in 1997. Interest expense has increased due to the Company factoring its receivables to fund operations and the buildup of inventory for in anticipation of seasonal sales in the third and third quarters of 1998, reflecting working capital demands of a growing business. In 1997, the Company earned interest income on the funds received from the sale of the contract irradiation line of business.

  The net loss of $2,429,358, or $1.55 per share for the third quarter of 1998, compares with a loss of $583,165, or $0.39 per share in the same period of 1997.

 The air cooling and air conditioning business is highly seasonal, and partial year results are not an indicator of results for the year.


COMPARISON OF OPERATIONS FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1998 AND 1997.

         Net sales for the nine months ended September 30, 1998, were $2,296,591, and compared to $2,291,640 in 1997. Sales of the AC2 unit in through September 30 of 1998 were $1,011,297.  During the same period of 1997
 AC2 sales were approximately $937,000.

         Cost of sales increased from $1,330,614 in the first nine months of 1997 compared to $3,354,741 for the same period in 1998. Air cooling and air conditioning production represents a full nine months in 1998, while 1997 first quarter operations began on February 24, 1997, the date of the acquisition of Quality Air, Inc. The Company has encountered lower than expected AC2 production this year due to improper operation of the new "fill and drain" kit. There were also a series of technical and supply setbacks for the fill and drain kits in the first nine months. The Company is redesigning the "fill and drain" kit prior to shipping such units in 1999, and will replace all components necessary to insure that all units remain operational. Additionally, the 1998 costs include a warranty reserve of $722,000 for expected costs to upgrade prior year units, including costs to be paid to contractors to complete the upgrade on units previously installed in the field. Most of the upgrades are anticipated to be completed in 1998 and early 1999.

         Selling, general & administrative (SG&A) costs were $2,234,108 in the first nine months of 1998 compared to $1,330,614 in the same period of 1997. Note that SG&A costs, without the warrant reserve of $722,000 would be $1,512,108 compared to $1,330,614 in the same period of 1997. Product development costs totaled $226,667 through September 30, 1998, while they were $79,626 in the same period of 1997.

         1998 rental income from the Rockaway Industrial Park, net of expenses was approximately the same through September in 1997 and 1998.

         Because of the costs described above, the Company incurred a loss from operations before interest and other income of $3,738,805 through September
 1998.  This compares with a loss of $1,443,875 for the same period last year.

         For the nine months ended September 30, 1998 the Company incurred net interest expense of $233,463, as compared with net interest income of $13,769 in 1997. Interest expense has increased due to the Company factoring its receivables to fund operations. Additionally, the Company is paying interest on the Norwest and SBA loans for the Westway property, and the Bridge Loan received in April of 1998. In contrast, in 1997 the Company earned interest income on the funds received from the sale of the contract irradiation line of business.

         The net loss of $3,738,805, or $2.37 per share for the first nine months of 1998, compares with a net loss of $1,443,875, or $0.97 per share for the same period in 1997.

YEAR 2000 ISSUE

         The Year 2000 issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruption in operations.

         RTI has completed its internal assessment of the Year 2000 issue, and believes that it is in a state of readiness internally with a single exception. The exception is that the uses an older Unix based operating system to operate its accounting software that will not address the full four digits of the year field, and thus, will operate only until December 31, 1999. The remedy is being assessed in conjunction with other accounting system decisions. Before July of 1999, the Company intends to complete installation of either an upgrade to its Unix operating system to a more current version that has resolved the Year 2000 problem, or to replace its current accounting system with a system that operates in the Windows NT environment. It is anticipated that replacement of the Unix operating system will be at a cost of approximately $1,000, and replacement of the accounting system will be in a range of $50,000 to $100,000.

         The Windows NT environment was purchased in 1998 and installed to operate internal office communications, and is Year 2000 compliant. The Company is currently assessing new accounting software that may replace the existing Unix based software and operate in the Windows NT environment. The accounting software decision process is not driven by Year 2000 issues, but Year 2000 is relevant to the decision.

         In 1998, RTI purchased and installed upgraded computers and software in order to meet business requirements. The computer purchase and software installations were also made with the Year 2000 issue in mind. The costs to complete this upgrade were approximately $70,000.

         RTI's manufacturing area utilizes a single computerized test machine, which operates in a Windows 95 environment, and is Year 2000 compliant.

         Because of 1) the probability of resolving all known issues by July 1999, and 2) the proactive position of the Company in 1998 in installing upgraded computer equipment and software that is Year 2000 compliant (other than the Unix operating system mentioned above), it is the Company's assessment that there is little risk associated with the Year 2000 problem internally.

         RTI's has multiple supply sources for most purchases required for its products. Only a few suppliers of production materials are sole suppliers.
 In 1998 and early 1999, RTI will communicate with each of the sole suppliers and determine the level of compliance for each sole supplier, and provide for alternate supply source if, in it's assessment, RTI believes there is a risk of supply chain interruption. The Company has yet to determine the costs that will be incurred in connection with the
third party area.

LIQUIDITY AND CAPITAL RESOURCES

         During the first nine months of 1998, funds were internally generated from inventories of $763,000, increased accounts payable of $806,000 and a decrease in receivables of $163,000.

         The Company has received cash from financing activities just over $1,070,000 in 1998. This includes net proceeds of approximately $490,000 from the private placement that closed in April 1998 of 130,000 shares of common stock sold in units of 5,000 shares at a purchase price of $20,000 per unit. A bridge loan of approximately $540,000 was received in late April pursuant to a third private placement. It addition, a bridge loan was received in September in the amount of $38,000.

         The Company invested cash in assets of approximately $130,000 in the first nine months of 1998, compared to $1,353,000 in 1997. The net beginning cash of $11,712 was decreased to $0 by the end of the third quarter of 1998.
  In 1997 cash decreased from $2,578,180 to $110,594 by the end of the third quarter.

         The Company has significant capital and working capital needs at present. The Company continues to seek an agreement with an investment-banking firm to act as Placement Agent for an offering of common stock to capitalize the Company adequately. This private placement offering will be subject to shareholder approval. There can be no assurance that the shareholders will approve the private placement, or if approved that it will be consummated. Should the Company be unable to obtain any such financing, it may have to limit its operations and inventories, and therefore its future sales volume.

         RTI has a significant need to make payments to its vendors who have had outstanding balances for many months. In negotiation with its investment-banking firm, RTI is attempting to schedule payments for most vendors over an extended period of time. This will be required since the company is not sufficiently capitalized to both continue production and make payments to its vendors, except at a minimal level over the next 12 months.
 RTI is also behind in payment of taxes. Unpaid federal and state taxes at the end of September totaled approximately $120,000.

         In September, RTI was delisted from the NASDAQ Small Cap Market pursuant to a requirement to maintain tangible net assets in excess of
 $4.0 million. This action by the NASDAQ will result in greater difficulty in obtaining equity funding for the Company.

The Company is presently relying upon inventory, production of Aireze coolers, and E2Pak heat exchangers, and financing from a finance company to continue operations. Production of new AC2 air conditioners in 1998 is presently at a minimal level because of the lack of financing and the need to modify existing units in stock at distributors' warehouses. Production is continuing on the Company's Aireze evaporative cooler and E2Pak heat exchangers and is the major present source of operating capital in addition to funding from a finance company.

RTI has signed a letter of intent for $1.8 million line of credit with the finance company. This line is the first step in obtaining adequate funding to smooth operations at RTI and allow the Company to pursue its plan of validating performance of the AC2 air conditioner in 1999 and moving toward substantial earnings in the year 2000.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There were no new legal proceedings during the quarter. RTI was sued for breach of an advertising contract in 1997. The Company, at that time, felt that there was no basis for recording the full outstanding obligation under the contract of approximately $110,000, and that the $23,000 accrual in accounts payable was sufficient reserve. In September 1998, RTI accrued an additional $75,000 as a contingency since it has been unable to retain counsel to represent its case in the Tennessee venue. Upon retaining counsel, RTI believes that it may prevail by either negotiating with the complainant or litigating the issue. Either may result in a payment lower than the total reserve of $98,000.

ITEM 2.  CHANGES IN SECURITIES

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Because of the Company's need for capital injection, it has fallen behind in payments of its debt instruments.

Refrigeration Technology Inc., RTI's wholly owned subsidiary has long-term notes with the Westway property as collateral. Norwest note is for $350,000, and the Small Business Administration (SBA) note, subordinated to the Norwest note is for $250,000. The Company is presently 3 payments in arrears on the Norwest note for a total of $14,794. Norwest has presented a demand letter requesting this amount by November 20, 1998. RTI is providing for funds to meet this demand. RTI is also required under the Norwest note to maintain certain financial ratio minimums, which the Company is not in compliance at present. Norwest has requested that the financial covenants be remedied by November 30, 1998. Refrigeration Technology Inc. is presently 3 payments in arrears on the SBA note for a total of $9,738. RTI is requesting a 6-month deferral of payments from the SBA.

Refrigeration Technology Inc. has not made the August 20, 1998 $100,000 payment on the $588,383 Muller note, nor the interest payments accrued at that date in the amount of $35,303. Interest is due quarterly on May 20, August 20, November 20, and February 20. Mr. Muller has not demanded payment in anticipation of the Company issuing equity securities.

RTI Inc. has an obligation under certain litigation for a mortgage on its Rockaway New Jersey property. The mortgage is for $287,000, and requires annual payments of $41,000 plus interest at 10.61% each year beginning in 1998. The Company has not made its scheduled note or interest payments in 1998.

ITEM 4.  MATTERS BEFORE SHAREHOLDERS

Annual Meeting Dates - RTI held an annual meeting of its stockholders in 1998. Shareholders of record on July 27, 1998 were notified of the Annual Meeting to be held on August 27, 1998. The meeting on August 27 was called to order and postponed until September 1 to allow sufficient shareholder votes to be recorded by the transfer agent. By September 1, sufficient votes were received and the annual meeting was held accepting the votes of those present, and accepting the votes by proxy for those not present. Each matter voted upon will be described below. Because of a material change in proposal 3, the meeting was continued until September 10, so that shareholders could be notified of the change, and either be present for the continued Annual Shareholders Meeting or file votes by proxy on that matter separately.

The Company has 1,611,166 shares outstanding, plus 100,000 shares of preferred stock with equal voting rights, for a total of 1,711,166 votes. Total shares voted were 1,488,303, which exceeded the 50% required for a quorum. All proposals passed, except proposal 3, which is discussed below in greater detail. There were no other business matters brought before the shareholders at the annual meeting.
   Matters voted on:

To elect five directors for a one-year term expiring in 1999.

                                                                                                  Broker
              Director                                  For            Against          Abstain           Non-vote

         Rick E. Bacchus                             1,441,495         46,808
         Rockney D. Bacchus                          1,451,449         36,854
         Ronald A. Bacchus                           1,441,449         46,854
         Dr. Lanny Snodgrass                         1,451,399         36,904
         Joel S. Kanter                              1,451,495         36,808

         Mr. Kanter is elected as a new director, and the remaining nominees are elected as continuing directors.

To ratify the purchase of certain assets from Bacchus, Industries, Inc., an affiliated company, in exchange for 450,000 shares of the Company's Common Stock.

     This issue passed with a 55% vote.

                                                               Broker
            For            Against          Abstain           Non-vote
         736,547           40,672           151,078           560,006

To approve a private placement of Units (each Unit to consist of two (2) shares of Common Stock and one (1) five (5) year Common Stock Purchase Warrant to purchase one (1) share of Common Stock at an exercise price of $3.00) on the revised terms set forth in the Revised Proxy Statement.

     This issue failed for insufficient votes (see discussion below).

                                                               Broker
            For            Against          Abstain           Non-vote
         546,873           11,583             1,399           928,448

To approve the granting of performance options for up to 1,564,000 shares of Common Stock to certain members of management of the Company on the terms set forth in the Proxy Statement.

     This issue passed with a 55% vote.

                                                               Broker
            For            Against          Abstain           Non-vote
         819,465           98,706            10,126           560,006

To approve an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of Common Stock from 15,000,000 to 25,000,000.

     This issue passed with a 96% vote.

                                                               Broker
            For            Against          Abstain           Non-vote
         1,420,480         58,488             9,355

Proposal No. 3 was to approve a private placement of Common Stock to generate minimum gross proceeds of $2,000,000 and maximum gross proceeds of $5,000,000. The investment banking firm revised the terms of the private placement prior to the August 27 shareholders' meeting, requiring a revised proposal No. 3 to be voted on separately. A revised notice of Annual Meeting of Stockholders to be held on September 10, 1998 was distributed to shareholders, with a proxy for shareholders to return to the stock transfer agent. Unfortunately, insufficient votes on this separate issue were returned to the stock transfer agent by September 15th, the last day of voting.

RTI believes that there is a need for an additional capital injection, and although Proposal No. 3 did not pass because of logistics, the vote tally from those shareholders that were able to vote indicates strong shareholder support for such a capital injection. RTI intends to resubmit a revised proposal similar to Proposal No. 3 when it successfully obtains a firm commitment from an investment-banking firm. RTI is presently negotiating such an agreement, but has not finalized the terms. There is no guarantee that such terms will be reached, that the proposal will be passed by the shareholders, or that the marketplace will subscribe to the private placement.

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

Date: November 19, 1998

    RTI INC.

     By: /s/ RICK E. BACCHUS
         ---------------------------
           Rick E. Bacchus
           Acting Chief Executive Officer
           and Principal Accounting Officer