Form 10KSB
period 1998-12-31
RTI INC
filed 1999-04-12
CIK 81699

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                              FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1998.

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

         Yes [X]     No [ ]

Check is there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year - $2,929,535

         State the aggregate value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

         Approximately $821,694.66 based on the published sale price ($8/16 ) on The NASDAQ Small-Cap Market on March 25, 1999

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of
 March 25, 1999 - 1,611,166

Documents Incorporated by Reference:  Exhibits 3.1, 3.2, 4.1

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

         During 1998, the company engaged in the production and sale of each of its air conditioning and cooling products (See "Industry Background" and "Company Products"). This included significant dedication of resources in 1998 to 1) product development for the Company's new "AC2" central air conditioner, including the rework , redesign process on the field ,and retrofitted process 2) the development and support of an air conditioner distribution network, currently limited to the southern states of the US. The AC2 utilizes patented evaporative technologies to cool homes and small businesses with air conditioning with reduced electricity usage when compared to standard air conditioners. The AC2 is assembled in the Company's Westway, Texas factory. In 1997, this factory was purchased, equipped for producing the AC2, and a work force trained to manufacture the AC2.In 1998 ,this factory main focus was to rework and reprocess the AC2 and not a significant new units ware produced.

         In preparation for the production and sale of the AC2, the Company applied for and received "ETL" safety certification, and an energy efficiency rating (EER) rating in late July, 1997. The EER of "15" received from the Air Conditioning and Refrigeration Institute (ARI) exceeded (per ARI standard 210) all previous ratings awarded by ARI, and confirmed the anticipated energy efficiency of the AC2 prototype. Although these certifications were received late in the air conditioning season, a moderate level of AC2 sales were achieved for the year. However, 1998 was a product development and redesign year, and approximately 50% of the units delivered in 1997 ware replaced in 1998 with the newer 1998 units , reflecting product refinements and enhancements. The older production year units are being returned to the factory to be retrofitted with the 1998 product refinements and enhancements. As March 26,1999 still are missing about 385 units to replace and 1200 units already installed that need to be retrofitted. The company has establish an accrued for its estimates cost of upgraded and warranty expenses. .

Sale of Irradiation Business and Acquisition of QAI

         The  Company  in  1996  ceased  its  contract   irradiation   business,
consummating a transaction with SteriGenics International (SteriGenics), as has been reported previously.

        On February 24, 1997 ("Closing"), the Company consummated the transactions ("QAI Transaction") contemplated by the agreement ("Acquisition Agreement"), among (i) RefTech, (ii) Quality Air, Inc., a New Mexico corporation (QAI"), and (iii) Rick E. Bacchus, Rockney D. Bacchus, Ronald A. Bacchus, Margie
J. Bacchus, Phillis Bacchus and Opal Simmons, the officers and principal owners of QAI, pursuant to which, among other things,as has been reported previously,.

         During 1997, the Company's officers were Theo W. Muller, Chairman and CEO, Rick E. Bacchus, President, Rockney D. Bacchus, Vice President, and Ronald
A. Bacchus, Vice President. Jim Caylor was elected Controller in 1997. On January 26, 1998, Theo W. Muller the Chairman and CEO resigned from all positions with RTI. Also, the three outside directors Sanders Davies, C.W. McMillan, and George M. Whitmore, Jr., resigned on January 28, 1998, January 29, 1998 and January 31, 1998, respectively. The Company acquired the business of QAI in February 1997, which changed the business emphasis of the Company, and disagreements occurred between the operating management and the outside directors as to the direction of the Company and the manner in which it should be financed.

         On January 31, 1998, Dr. Lanny Snodgrass was elected as director for the Company to fill the vacancy created by the resignation of one of the outside directors. Dr. Snodgrass is a practicing psychiatrist and psychologist currently on the staff of VA Puget Sound Health Care System, Faculty of the University of Washington School of Medicine, Department of Behavioral Sciences.

         On November 15 of 1998 Jim Caylor resigned from his position as Controller, Jorge A. Felix was elected on a temporary basis; he has worked as a accountant for RTI since September of 1997.

         The Acquisition Agreement provides that, during the period through December 31, 2001, the QAI Principals, as a group, have the non-assignable right to nominate three of the seven directors constituting the Company's Board of Directors. (See Item 9 - "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act"). RefTech (i) has agreed to lend up to an aggregate of $240,000 to the QAI Principals, and (ii)has the right to purchase from BII certain equipment and vehicles previously leased to QAI for an amount equal to their fair market value. (See Item 12 - "Certain Relationships and Related Transactions"). In 1997, the QAI Principals borrowed collectively a total of $80,000 from the Company. In 1998 the QAI Principals borrowed collectively other $20,000 from company to come up with a total of $100,000 . As December 31 of 1998 company accrued a total of $53,300 payroll not paid to the principal QAI for the fiscal year of 1998. RefTech is leasing from BII the factory building in Sunland Park, New Mexico, which had been occupied by QAI and certain transportation equipment previously leased by Quality Air from BII. (See Item 2 "Description of Properties").

Industry Background

Evaporative Coolers. Evaporative coolers operate by forcing air through a water saturated filter media. Although the technology of cooling by evaporation is mature, the efficiency of an evaporative cooler is determined by, among other things, the thickness and type of filter media used, the amount of air which can be forced through the filter media and the surface area of the filter media from which water can be evaporated into the surrounding air. Evaporative coolers do not have refrigerating capacity and are limited in the amount which they can cool; however, in an arid climate evaporative coolers can be up to 70% more efficient than traditional refrigerated air conditioning. The market for evaporative coolers in the United States, which is concentrated in the arid areas of the Southwest, is seasonal and totals over $100 million annually. About 75% of the market consists of replacement units, which are generally purchased by the homeowners in retail home centers and hardware and building supply stores. The largest retailers are serviced directly by manufacturers, while smaller retailers buy from distributors. The remainder of the market, generally serviced by distributors, consists of HVAC and plumbing contractors, and includes new construction, home building and manufactured housing.

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

Company Products

         Evaporative Coolers. The Company's evaporative coolers are manufactured of fiberglass and plastic. They are circular in design, and compete against square metal coolers. The circular design allows for greater airflow and a longer contact time with the evaporative media, which results in a more efficient cooler, and delivering colder air. The fiberglass housing, unlike metal units, will never rust. This allows the Company to offer a 15-year limited warranty on the Aireze compared to typical 5-year warranty offered by manufacturers of other coolers.

         The Aireze cooler has been continuously marketed since 1978, initially by BII until December 1995 and from January 1996 until the Closing by QAI. QAI and BII had been marketing the Aireze Cooler primarily for new construction, including factory-built homes, and had less than a 5% share of the evaporative cooler market. Sales of Aireze coolers were approximately $1.6 million during the year ended December 31, 1998 compere with $1.8 of 1997. One customer, Rocky Mountain Awning, accounted for approximately 31% of Aireze sales compere with 27% of 1997, but no other customer exceeded 10% of sales..

         The Company introduced an innovative "thru-the-wall" evaporative cooler in the fall of 1997, which eliminates the necessity of using precious window space and allows the cooler to be mounted at ground level compared to roof-top requirements of competing coolers. The Company intends to vigorously market this product in the Salt Lake City and Denver markets, along with surrounding markets. The thru-the-wall unit has overcome restrictions by city and county covenants against rooftop installations. This simplicity of installation has produced acceptance by distributors and contractors alike. The product promises to be an attractive addition to the Aireze product line, and patent protection will be sought. In 1998 sales for this line was approximately for $13,200.00 ,AS March 26,of 1999 there is a backlog of $35,000 .

         Heat Exchangers. The heat exchanger built by the Company, primarily sold under the E2Pak trade name, are custom made and are used to retrofit sub-assemblies used in commercial and industrial large central air conditioning units to give them improved or specialized performance such as increased energy recovery. In 1998, the Company sold the E2Pak to two specialized contractors, including Spec-Air, Trico Manufacturing. The units are installed by these contractors in large commercial Carrier, Trane and McQuay systems. (See "Manufacturing").

         The Company believes that the E2Pak has a lower initial cost and higher performance than other similar heat exchangers, but the company has not yet initiated any program to expand sales beyond its present customers, and there can be no assurance as to when, if ever, that the Company will be successful in expanding such sales. Sales of E2Pak units totaled $0.205 million in 1998.

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

         In 1998, the Company sold the AC2 to distributors, who market the AC2 to "authorized" dealers. Net sales for AC2 on 1998 was approximately
$1.1 million.

         The Company continues to sell the EvapCon, a central air conditioner and related heat pump using unpatented technology (related to the technology in the AC2). Sales of these units were not significant in 1997.Sales for EvaopCon on 1998 was for $45,014 and the Company will emphasize this product line during 1999 expecting sales more than double of 1998 . As March 26,of 1999 sales and backlog are for $10,778.86 and $20,800.00 .


Marketing

         The Company markets its products mainly through independent manufacturers' representatives (REPS). Working through its REPS, during 1997 & 1998, the Company has enlisted 15 primary distributors in the key air conditioning markets in California, Arizona, Nevada, Texas, Oklahoma, Arkansas, Louisiana, North Carolina, and South Carolina. As of March 26, 1999, the Company employed 8 independent manufacturers' representatives from the southeast, southcentral, and southwest regions of the US.

         The Company offers a limited warranty on its manufactured fiberglass enclosures, housings and condenser coils for 15 years, on its purchased compressors for 10 years, and on the other components in its products for 1 year.


Backlog and Seasonally

         The Market for evaporative coolers and, to a slightly lesser extent, for air conditioners is highly seasonal. Backlogs for these products are limited, as they are shipped from stock upon demand. When these units are shipped out of season to distributors, the industry generally defers the payment obligations to the beginning of the following cooling and air conditioning season. As of March 30, 1999, backlogs for the Aireze evaporative cooler and AC2 air conditioner were approximately $250,000, and $485,000(most ac2 units are 1998 customer returns than company owe), respectively compared to backlogs on March 21, 1998 of approximately $320,000 and $891,000 and 0n March 21, of 1997 $593,000, and $0, respectively, The E2Pak is less seasonal and, contrary to the Company's residential products, these units are made to order. As of March 30, 1999, the E2Pak backlog was approximately $59,000, compared to a March 17, 1998 backlog of $69,000.The sales of E2pak for 1997 was for $211,243.83 compare with $205,898.83 on 1998.

Manufacturing

         The Company manufactures all fiberglass components, such as the enclosures for the AC2, as well as the entire Aireze evaporative cooler in its Ciudad Juarez, Mexico facility. Manufacturing operations include fiberglass spray up molding to manufacture tops, bases and blower housing, and fiberglass weaving to manufacture pad frames for the AC2 and Aireze. Final assembly of purchased motors, pumps and other components, with manufactured molded parts and complete fiberglass baskets, for the Aireze also takes place in this facility. As of March 30, 1999, this facility had a combined production capacity of approximately 120 enclosures and/or Aireze evaporative coolers per day.

         The thermoforming and assembly of louvers for all of the Company's residential products, as well as the manufacturing of the E2Pak, is performed at the Company's Sunland Park, New Mexico facility. As of March 30, 1999, production capacity was approximately 90 louvers and 20 feet of E2Pak heat exchanger plates per shift.

         The assembly of purchased motors, pumps and other components, with manufactured enclosures and housings, for the AC2 is performed at the Company's facility in Westway, Texas. The plant capacity is calculated to be in excess of 200 units per shift.

         The equipment used by the Company for the manufacture of its E2Pak was sold by BII to Spec-Air in 1994, and leased back to BII pursuant to a 5 years lease expiring in October 1999. With the anticipated completion of the purchase of BII assets, this lease is expected to be assigned by BII to the Company. Until the Company is assigned the lease, the Company is making the payments thereunder and BII is permitting the Company to use the leased equipment. The lease required annual payments of $48,010 and gives the lessee the first right to purchase the equipment if Spec-Air determines to sell or relocate the equipment. In accordance with the lease, Spec-Air (which is the Company's largest heat exchanger customer) has the first right to purchase all E2Pak units manufactured by the Company, and the Company is required to deliver a minimum number of such units to Spec-Air monthly. The lease also requires the lessee to pay Spec-Air a royalty on all E2Pak units sold by the Company to third parties and requires that any such sales be at a price at least 25% in excess of the price that the units are sold to Spec-Air.

         Since 1997 the Company developed the facilities to produce the AC2 in its factories, the Company has not yet completed a season with higher production volumes needed for commercial success with acceptable profit margins.


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

Competition

         In the evaporative cooler market, the Company believes that the principal competitive factors are appearance, name recognition, efficiency and price. The Company is attempting to compete on the basis of efficiency , price and since 1998 quality is priority one. The Company's competitors include three metal enclosed evaporative cooler manufacturers, Adobe Air Inc., Champion and Phoenix Manufacturing, and one plastic enclosed evaporative cooler manufacturer, Tradewinds. These competitors collectively control approximately 95% of the US evaporative cooler market and all of who have significantly greater financial manufacturing and marketing resources than the Company and benefit from greater market recognition.

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

Patents and Trademarks

         The Aireze evaporative cooler is patented under U.S. Patent No. 4,440,000. The patent on the AC2 air conditioner was issued on November 10,1998 under number 5,832,739 and patents are pending. Due to changes in technology, the Company contemplates that alternative technological solutions may be devised to accomplish the purpose of its patents, but that such patents may offer short-term protection from third parties. There can be no assurance that other parties have not applied for or will not obtain patents under which the Company would need to be granted a license or around which the Company would be forced to redesign its products. The Company seeks to protect its intellectual property rights through a combination of trade secret, nondisclosure and other contractual arrangements, and patent, copyright and trade confidentiality agreements with its employees, consultants, and sales representatives and limits access to and distribution of its proprietary information; however, there can be no assurance that these actions will be adequate to deter misappropriation of the Company's proprietary information, or that the Company will be able to detect unauthorized use of its intellectual property rights, or that the Company can afford the high cost required to enforce its intellectual property rights. Furthermore, there can be no assurance that a claim that the Company's products infringe on the intellectual property rights of others will not be asserted successfully against the Company in the future.

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

Employees

         As of March 27, 1999 the Company had 210 employees (including 166 persons employed by Industrias RTI), of whom 151 were hourly employees. None of the Company's employees are represented by a labor union, and the Company believes that its employee relations are good.

Impact of Mexican Operations

         The Company acquired Industrias QAI (a Mexican company, all of whose operations are conducted in Mexico) on April 14, 1997, changing the name to Industrias RTI. Industrias RTI, as of March 26, 1999, had 166 employees and manufacturers all fiberglass enclosures and housings used by the Company, as well as the Company's Aireze evaporative cooler, in its Ciudad Juarez, Mexico facility. The ability to have manufacturing operations in Mexico is a critical component of the Company's current business plan. (See "Manufacturing" and Item 2 "Description of Properties"). Accordingly any event which has a material adverse impact on the operations of Industrias RTI should be expected to have a material adverse impact on the operation of the Company as a whole.

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

         Substantially all of the cost of operations and operating expenses of Industrias RTI, which constitute an insignificant percentage of the Company's total cost of operations and operating expenses, are peso-denominated. The Company does not use foreign currency forward contracts to offset exposure to US dollar/Mexican peso exchange rates and, as a result, any significant appreciation of the peso against the dollar would have an adverse effect on the Company's operating results. Although there has been significant fluctuation in the US dollar/Mexican peso exchange rate, the Company does not expect the peso to appreciate significantly against the dollar in the near term.

         Pursuant to Mexican Federal Labor Law, employees who have served Industrias RTI for 15 years of more and who voluntarily end their association with it (whether upon retirement or otherwise) are entitled to a one-time seniority based payment currently equal to three months' salary plus 20 days salary multiplied by the number of years of service. Industrias RTI, which has been in existence for less than three years, has not yet established any accrual for such liability, based on its estimate that any such liability, given its historic employee turn-over rates, would not be material.

Mexican law also required  certain other payments to be made to employees in the
event  of  dismissal  without  serious  cause,   disability  or  death which
are also not considered material.

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

The Company presently is the subject of administrative proceedings relating to environmental matters arising from its previous operations on Rockaway New Jersey. (See Item 3 - "Legal Proceedings").

         On Juarez plant at Mexico is the SEMARNAP (Mexican Department of Ecology) which under the Mexican Ecology Law is making than company realize studies and investments for about $10,000 and $25,000 American dollars during 1999 in order to accomplish with it. Item 2. Description of Properties.

         The following sets forth, as of March 30, 1999, information concerning the real property owned, leased or managed by the Company in the operations of the air cooling and air conditioning business:

Location                            Function
Square
                                   Ownership                          Feet

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

         The property in Westway, Texas, located on a 6.5-acre parcel, was purchased in April 1997 for $450,000. RefTech has renovated the property to conduct AC2 manufacturing operations thereon, for approximately $125,000. There were also expenditures of approximately $200,000 for machinery and equipment used in manufacturing operations. The purchase of the property, renovation, and machinery and equipment were paid by the Company from its available cash resources, and the Company in October obtained a $600,000 interim short-term loan from Norwest Bank, until an SBA ($250,000) / Norwest Bank ($350,000) 10 year loan was obtained and finalized on January 14, 1998. The rates on these notes are 5.90% and 9.25% interest on an annual basis, respectively.

         The property in Ciudad Juarez, Mexico, located on a 1.8 acre parcel, is leased by Industrias RTI from an unaffiliated third party, for the sole purpose of manufacturing fiberglass articles, pursuant to a five year triple-net lease expiring in January 31 ,of 2001, at an annual rental increasing from approximately $109,003 in 1998 to approximately $123,500 in the fifth year of the term, plus the amount of value-added taxes 10% for 1998.

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

         The remaining 201 acres of the Rockaway property, which adjoins the SteriGenics parcel, includes a 65-acre former industrial park and has a book value of $50,000. The Company is delinquent in the payment of local real estate tax on this property; such delinquency, with penalties and interest, aggregated approximately $306,598 as of December 31, 1998 and has been accrued by the Company in its financial statements. The failure to make this tax payment is non-recourse to Company's remaining Rockaway property and other assets.

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


General

As of December 31, 1998, the Company had accrued $927,139.72 for the possible implementation of a groundwater remediation plan required by the ROD on the Rockaway property. While the groundwater remediation plan calls for a five year remediation time frame using one well, testing at that time will determine if the remediation will be deemed adequate, and discontinue, or if the remediation will continue beyond the five year period. As a result of ongoing remediation and NJDEP involvement on these matters, there can be no assurance that the cleanup, remediation and NJDEP oversight accruals will represent the Company's ultimate liability. See Note 10 to Consolidated Financial Statements included under Item 7 - "Financial Statements."

Item 4.  Submission of Matters to a Vote of Security Holders.

         This information has been reported on the third quarter 1998 report.

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

     Matters voted on:

1. To elect five directors for a one-year term expiring in 1999.
                                                                        Broker
              Director                         For   Against  Abstain  Non-vote

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

2. To ratify the purchase of certain assets from Bacchus, Industries, Inc., an affiliated company, in exchange for 450,000 shares of the Company's Common Stock.

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

3. To approve the granting of performance options for up to 1,564,000 shares of Common Stock to certain members of management of the Company on the terms set forth in the Proxy Statement.

     This issue passed with a 55% vote.

                                     Broker
            For   Against  Abstain  Non-vote
         819,465  98,706    10,126  560,006

4. To approve an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of Common Stock from 15,000,000 to 25,000,000.

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

                                              PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         The Company's Common Stock is traded on The NASDAQ Small-Cap Market under the symbol "RTII". The following table sets forth the high and low bid quotations for each quarterly period during the two calendar years ended December 31, 1998 for the Company's Common Stock, as reported by The NASDAQ Small-Cap Market.

                                                     High Bid          Low Bid

                  1st Quarter  1997                    3-1/2             2-9/16
                  2nd Quarter 1997                     3-3/4             1-1/2
                  3rd Quarter  1997                    8-3/8             3-3/4
                  4th Quarter  1997                    8-5/8             2-5/8

                  1st Quarter  1998                    6-1/4             3-3/16
                  2nd Quarter 1998                     3-5/8             1-1/4
                  3rd Quarter  1998                    2-0/0             0-1/3
                  4th Quarter  1998                    0-9/16            0-3/16


         As of March 30, 1999, the Company had approximately 1,300 holders of record of its Common Stock. During the fiscal year ended December 31, 1998, there were transactions in the Company's Common Stock on approximately 50% of all trading days.

         In September 1998,RTI was delisted from the NASDAQ small Cap Market pursuant to a requirement to maintain tangible net assets in excess of $4.0 million. This action by NASDAQ will result in greater difficulty in obtaining equity funding for the company.

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

         In 1997, the Company closed on a private placement of 100,000 authorized but unissued shares of Series B Preferred Stock at $5.80 per share, with gross proceeds of $580,000. The dividends on such preferred stock are 9%, or $52,200 annually, payable at the end of each quarter. After the sale of the preferred stock, the Company inadvertently entered into the note with Norwest Bank that prohibited the payment of the preferred dividends. Because of this conflict, the Board of Directors did not declare dividends for the quarters ended December 31, 1997, March 31, 1998, June 30 of 1998, September 30 of 1998 and December 31 of 1998. However, for the preferred shareholders, dividends are cumulative, whether or not declared. The Company has requested that Norwest Bank waive the prohibition of dividend payments with respect to the preferred stock, but has been revoke and as March 30 of 1999 has not approved.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         IN REVIEWING MANAGEMENT'S DISCUSSION AND ANALYSIS, REFERENCE IS MADE TO THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED AS ITEM 7 "FINANCIAL STATEMENTS" IN THIS ANNUAL REPORT ON FORM 10-KSB. AS DISCUSSED IN SUCH NOTES, THE COMPANY OWNS PROPERTY WHICH HAS BEEN THE SUBJECT OF AN ENVIRONMENTAL INVESTIGATION. SUCH FINANCIAL STATEMENTS, AS STATED IN THE REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS INCLUDED THEREIN, HAVE MADE PROVISION FOR THE COSTS OF SUCH INVESTIGATION AND RESULTING MONITORING, CLEANUP AND REMEDIATION OBLIGATIONS IN ACCORDANCE WITH EXISTING STUDIES AND CLEANUP PLANS. HOWEVER THERE CAN BE NO ASSURANCE THAT SUCH PROVISION CONSTITUTES THE ULTIMATE LIABILITY THAT MAY RESULT UPON THE FINAL DISPOSITION OF THE ENVIRONMENTAL INVESTIGATION, CLEANUP AND REDEMPTION PROGRAMS.

Disclosure Concerning Forward-Looking Statements

         Certain statements contained in this Annual Report on Form 10-KSB under
Item 1 "Description of Business " and this Item 6 - "Management's Discussion and Analysis or Plan of Operation" may be considered forward-looking statements. Such statements relate, among other things, to the plans and objectives of management for future operations, including plans or objectives relating to the products of the Company, management's estimate of certain future costs and expenses and the future performance of the Company. Such forward-looking statements are subject to risks, uncertainties, and other factors which could cause the Company's actual results to differ materially from any projected results expressed or implied by such forward looking statements. These risks, uncertainties and other factors include, but are not limited to, the uncertainties accompanying new product marketing, including market resistance and the timing and ability to establish the necessary sale, marketing and distribution network, the impact of current and future government regulations, the seasonal nature of the industry in which the Company operates, the risks associated with a transition from limited production volume, the impact of competitive products, the ability to have available projected cash and other resources on a timely basis, if at all, the risks involved with a manufacturing operation in Mexico, as well as the other facts discussed in Item 1 "Description of Business" and elsewhere in this Annual Report on Form 10-KSB.


                                          Results of Operations

1998 Results of Operations Compared to 1997 Results of Operations

1998 revenues consisted primarily of cooler and air conditioning business sales of $2,929,535 interest and rental income of $7,621 and $77,832 respectively. This is compared to 1997 interest and rental income of $45,773 and $83,611, respectively. Cooler and air conditioning for 1997 was $3,161,811. Other income in 1998 consisted of $40,870 compared with $46,179 of 1997.

         In 1998, the Company recorded cost of sales of $3,636,942 and Research & Development expense of $1,243,913 compare with $3,242,829 and $774,720 of 1997. The R & D expenses, which may not be reflective of ongoing operations, were the result of a heavy emphasis in 1998 & 1997 on modification of the AC2, including fine tuning the unit for efficiency in the Air Conditioning and Refrigeration Institute energy efficiency test, preparing for and passing the ETL safety certification test, development of product assembly lines, training of production personnel, change out of components on units for safety, efficiency, or product appearance purposes. Additionally, while moderate levels of sales were achieved in 1997 (for AC2 units ),most of those units came back in 1998 for modifications .

         General & Administrative (G&A) expenses were $970,099 in 1998 compared to $963,817 in 1997. The increased costs are primarily attributable to the expectation of the first complete AC2 season and increase of the overhead and support for sales and production. Major components of the air-cooling and air conditioning operations G&A include administrative salaries of $451,069 in 1998 compare with $405,000 of 1997 office supplies and communications of $182,093 in 1998 compare with $150,000, 1997 legal and professional fees of $115,876 in 1998 compare with $89,000 of 1997, depreciation and amortization of $157,768 in 1998 compare with $140,000 1997, transportation expenses of $35,971,in 1998 compare with $52,000 of 1997 and interest expense from $386,797 of 1998 to $55,000 of 1997 .

         Selling expenses in 1998 were $1,247,546 compared with $655,824 in 1997 consisting primarily of advertising of $193,549 in 1998 and $281,000 in 1997; sales salaries of $123,100 in 1998 and $133,000 in 1997; sales travel expenses of $35,293 in 1998 and $49,000 in 1997. The mayor component of this increase is related to the warranty reserve for AC2 due to the improper operation of the new "fill and drain" model for $722,000 , As December 31 of 1998 $96,131 from this reserve was used, $625,869 reserve to applied on the following six month, As March 28 of 1999 still missing about 450 units to payback to customers and about 1200 units which may need replace the fill and drain kit. Management thinks the reserve is enough to pay all expenses related with the "fill & drain" model and will not happen more failures on the model during 1999.The replaced design has been implemented and simplified, however can be no assurance .

Expenses for Rockaway Industrial Park ware for 35,460 in 1998, compare to $249,855 in 1997, primarily due to a lower reserve for future remediation cost recorded for the Rockaway property.

As a result of the foregoing, the Company sustained a loss from continuing operations of $4,492,352, or loss of $2.88 per share in 1998, compared to a loss from continuing operation of $1.92 per share in 1997.

         In 1996, the Company sustained a loss of $72,000 from discontinued irradiation operations before the final decision to sell such operations and an additional loss of $24,242 from the disposal of such operations. As a result, the Company reported a net loss of $297,182, of $0.27 per share in 1996. The 1997 net loss is $1.92 per share. The 1998 net loss is $2.88 per share.

Uncertainty of Future Operating Results

         Until August 1996, the company was engaged primarily in the business of supplying irradiation services, which operations were sold on August 8, 1996. On February 24, 1997, the Company purchased an air-cooling and air conditioning manufacturing business. Prior to such time, the Company had no experience in manufacturing, marketing and selling air-cooling and air conditioning products or in marketing and selling any products through retail channels. Thus, any discussion of the Company's results of operations for the periods through December 31, 1996 are not a meaningful indication of the results of operations which may be expected subsequent to such date and should not be relied upon for such purpose. Furthermore, while the Company produced and sold a moderate level of its AC2 air conditioners in 1997 & 1998, operations were centered, not fully on production, but rather on development. In 1997 & 1998, the Company refined the AC2 product, obtained necessary government certifications for safety and energy efficiency, developed production capacity (both physical production capacity at its Westway plant, and training & support of a workforce of approximately 15 employees) in anticipation of full production in 2000, and development of a distribution network in the southeast, middle south, and southwestern regions of the US. Thus the results of operations in 1997 & 1998 may not be a meaningful indicator of the subsequent results of operations, and should not be relied upon for that purpose.

         The Company expects that its future operating results may fluctuate as the Company gains further manufacturing, sales marketing experience in its new business. The cooling and air conditioner business is highly seasonal, and the Company anticipates that approximately half of its annual sales will be obtained during a three-month period from late spring to early summer. The Company believes that its future success, if any, will be largely dependent on its ability to market its AC2 air conditioner, of which there can be no assurance. In addition, the Company's operating results will be significantly dependent on a number of factors, many of which are outside the Company's control. See Item 1- "Description of Business". These factors include, among others, highly competitive market conditions and possible new product introductions by the Company's competitors, most of whom are substantially better known with substantially greater financial and other resources and offer trade named products which already have received significant market acceptance; changes in market demand; ability to maintain adequate working capital and cash resources to purchase necessary raw materials and components for the manufacture of sufficient finished products, to carry its anticipated accounts receivable and to carry out its marketing plans; the ability to anticipate the mix of customer orders which may be received and to manufacture products in advance thereof; the timing of receipt of customer orders and the ability to ship such orders on a timely basis; market acceptance of the Company's products the ability to successfully carry our its marketing plans; continued compliance with industry standards and governmental regulations; the ability to continue to maintain certain manufacturing operations in Mexico at a reasonable cost. A significant portion of the Company's business may be derived from orders placed by a limited number of larger customers, one of the main goals for 1999 is to increase the number of customer including the export to Mexico and Saudi Arabia but none is for sure. In addition, if anticipated customer orders fail to timely materialize and/or delivery schedules are deferred or canceled, the Company may not be able to timely and adequately adjust its commitments, to compensate therefor.

Liquidity and Capital Resources

         Information with respect to total assets, long-term debt (net of current portion and discount), working capital (deficiency) and certain related ratios, as of December 31, 1998,1997, 1996, 1995, follows. However, as a result of the sale to SteriGenics International ("SteriGenics") of the Company's former irradiation business in August 1996 (the "SteriGenics Transaction) and the acquisition of the business of Quality Air, Inc. ("QAI") in February of 1997 and its affiliated Mexican company, Industrias QAI, S.A. de C.V. ("Industrias QAI") in April of 1997 (the "QAI Transaction"), limited sources of capital which limited the purchases of asset in 1998, the information set forth herein and in "Results of Operations" below may be of only limited analytical value:

                                   1998       1997        1996             1995

Total assets (in thousands)        $4,637   $5,670       $4,244         $  7,882

Long-term debt, net of  discount
 (in thousands)                     $209     $257       $  265         $  2,024

Working capital (deficiency)
 (in thousands)                ($3,911)     ($113)      $2,994         ($1,116)

Working capital ratio          .28 to 1   .95 to 1     .32 to 1        .38 to 1

Percentage of total liabilities to
 stockholders' equity              315%    199%          45%              149%


The Company had cash and cash equivalents of $2,578,180 and working capital of $2,994,640 at December 31, 1996, primarily as a result of the SteriGenics Transaction. At December 31, 1997, the Company had cash and cash equivalents of $11,712 and working capital of ($112,745).The company has cash and cash equivalents of $9,361 and working capital of $(3,911,,423) at December 31, 1998. The decrease in cash and working capital can be attributed to assumption of air cooling and air conditioning operations in 1997 & 1998, including purchase of fixed assets, operating expenses, and research and development expenses,. (See Consolidated Statements of Cash Flows included under

         In 1998, the net cash used in operating activities was $1,322,104. Investing activities used net cash of $361,018 primarily for the purchase of fixed assets of $268,546 and loans to related parties of $74,649. In 1997, the net cash used in operating activities was $2,925,540 investing activities used net cash of $986,422 primarily for the purchases of fixed asset of
$1,250,013 offset by the sale of irradiation operation . In 1998 net cash provided by financing activities was $1,680,771 including proceeds from the sale of 130,000 shares of common stock of $446,082 and Note payables of $1,173,363 compare with 1997 net cash provided by financing activities was $1,345,494 proceeds from the sale of 145,000 common share for $420,500 and 100,000 shares of preferred stock for a total of $580,000 . Proceeds from notes payable provided cash of $603,633 and two related party loans totaling $593,000 were offset by the payment for the earlier $830,000 note to related parties.

The Company had one related party note outstanding at December 31, 1998, for $588,383 with its former Chairman and CEO, Theo W. Muller (Muller Note), and another for $26,511 with Frellum Corporation (Frellum Note), which is owned 51% by Mr. Muller. These notes, which were due on February 20, 1998, were renegotiated effective February 21, 1998. The terms of the Muller Note are 12% annual interest up to August 20 of 1998 and 18% thereafter. The terms of the Frellum Note are 12% annual interest, the balance along with accrued interest due and payable on February 20, 2000.

         On March 11, 1998, the Company consummated a private placement of 25 Units at a purchase price of $20,000 per Unit. Each Unit consisted of 5,000 shares of Common Stock and a Warrant to purchase 2,500 shares of Common Stock at a price of $4.50 per share for a period of five years from such date. The $446,082 of net proceeds was applied to the Company's general working capital. The company received a bridge loan on April of 1998 for $540,000 payable on January 22 of 1999 which is in default, other bridge loans was received on September 1998 for $25,000 ,payable on June 22 of 1999. The first bridge loan notes have not been renegotiated , the note holders can sue the company or exercise the warrant of $4.50 each ,which will expire on April 22 of 2003.

         The Company also obtained a credit line up to $1.80 million with a financing company, using as collateral its inventory ,As December 31 of 1998 company used $606,861 of the credit line. The company has a expectations that in the following months based on how the 1999 business plan is met the company can rise money from the stock market. No assurances can be given that it can happen.

          The Company has obtained audited financial statements of QAI for the period of January 1, 1997 to February 23, 1997, the date QAI was acquired by RTI and for 1996. The Company now has two years audited statements which allows greater access to equity markets. The Company also received audited financial statement for RTI for the year 1997 missing only 1998 audited finmacial statements. Such audited financial statements will enable the Company from fulfilling certain requirements of the Securities and Exchange Commission under the Securities Act of 1933 ("1933 Act"), which are a precondition to the registration for public offering and sale of the Company's securities and, under certain circumstances, for the private placement of its securities if the Company avails itself of Regulation D under the 1933 Act ("Regulation D"). As a result, the Company will not be able to raise funds from the public sale of its securities, until after receiving audited financial statements for the year ending December 31,1998.

         The Company's operations conducted at Industrias RTI are labor intensive but, due to the prevailing wages paid and in Mexico, the Company does not expect inflation to have a material impact on the Company's business. Except for the hiring of seasonal employees for its manufacturing operations , the turnover which is around 20 % monthly on production area, and 6-10 additional employees in Sales, Marketing, Production Management, and Accounting, the Company does not expect any significant changes in the number of its employees during 1999.

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

         As described in Note 10 to Consolidated Financial Statements included under Item 7 "Financial Statements", the Company is obligated to remediate a portion of its Rockaway property. Costs relating to such activity have been provided for in accordance with existing environmental studies and approved cleanup plans. There can be no assurance that such provisions will constitute the ultimate liability of the Company, although the Company believes that such provisions are adequate. In addition, the Company has been named a respondent in an environmental proceeding relating to a deposit site, to which the Company shipped a relatively small amount of materials during a period prior to 1982. The Company in 1997 paid the $32,247 amount reserved at December 31,1996. Based upon all available information, the Company is of the opinion that the accrual is adequate, although there can be no absolute assurance that it will be adequate. As March 28 of 1999 company received a proposal from Crist Nelson a New jersey company to buy Rockaway property and assume all liabilities existing. The proposal has received on formal basis and on the following weeks negotiations will start, the accepted would result in a substantial profit for the company. (See Item 3 - "Legal Proceedings").

New Accounting Pronouncements

         In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation". The Company adopted this pronouncement by Company's results of operation or financial condition. Effective for the year ended December 31, 1997, the Company adopted SFAS 128, "Earnings Per Share". In adopting this pronouncement, the company computed the loss per share on the basis of the weighted-average number of common shares outstanding during the year and did not include the effect of potential common stock, which were antidilutive. The Company has adopted SFAS 130, Reporting Comprehensive
Income, SFAS 131, Disclosures About Segments of an Enterprise and Related Information, or SFAS 132, Employers Disclosures about Pensions and Other Postretirement Benefits effective for the year ended December 31, 1998. There was no material change in the financial statements as a result of adopting these statements.

Item 7.  Financial Statements.

         Attached hereto and made a part hereof.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

                  Not Applicable.

                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers of the Company

The directors and the Executive Officers of the Company are as follows:

Name                                Age             Position with the Company

Rick E. Bacchus                     45               Director, President and Chief
Financial Officer, CEO , CFO.

Rockney D. Bacchus                  43               Director, Vice President of Development and
                                                     Secretary

Ronald A. Bacchus                   41               Director and Vice President of Manufacturing

Dr. Lanny Snodgrass                 58               Director

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

         Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16 (a) of the Securities Exchange Act of 1934 requires executive officers, directors and persons who own more than 10% of the Company's Common Stock to file within prescribed periods initial statements of beneficial ownership and statements of changes in beneficial ownership of their shares of Common Stock with the Securities and Exchange Commission and The Nasdaq Small-Cap Market, on which the Company's Common Stock is traded. Such persons also are required to furnish the Company with copies of all such statements they file. Based on its review of the copies of such statements received by it and written representations from certain of such persons, the Company believes that, during 1998, all such filing requirements applicable to such persons were duly complied with.

Item 10. Executive Compensation.

         The following table sets forth the cash and cash equivalents paid during the fiscal year ended December 31, 1998 to the Company's Acting Chief
Executive Officer. No other officer is compensated at a rate in excess of $100,000 per year.

                            SUMMARY COMPENSATION TABLE
                                                                                                        Long Term
                                                                                                       Compensation
                                                                                                    Awards      Payouts
                               Salary          Bonus ($)      Other ($)    Restricted        Options/     LTIP      ALL
                                               ($)                           Stock             SARS                 OTHER
                                                                            Awards

Rick E.  Bacchus / CEO       1998             95,000
(2)


(1) Mr. Bacchus has the use of Company owned vehicle having a value of approximately $2,500.

(2) Mr. Bacchus is serving as the Company's acting Chief Executive Officer since the resignation of Theo W. Muller.


Mr. Bacchus is currently being compensated at the rate of $95,000 per year.

Employment  Contracts  and  Termination  of  Employment  and   Change-in-Control
Arrangements.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         As of March 25, 1999, the Company had 1,611,166 shares of Common Stock outstanding. Set forth below is information, as of such date, with respect to
(i) each person who is known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each of the current directors of the Company, and (iii) the beneficial ownership of Common Stock of all current directors and all executive officers of the Company, as a group.

                                        Number of Shares              Percent
Name and Address of Owner               of Common Stock               of Class

Quality Air, Inc.                           50,000 (a)               3.10%

c/o Rick E, Bacchus
301 Antone Street
Sunland Park, NM 88063

Rick E. Bacchus                              86,235 (b)                5.29%
301 Antone Street
Sunland Park, NM 88063

Rockney D. Bacchus                           86,235 (c)                5.29%
301 Antone Street
Sunland Park, NM 88063

Ronald A. Bacchus                           86,235 (d)                5.29%
301 Antone Street
Sunland Park, NM 88063

Dr. Lanny Snodgrass                            38,250 (e)                2.36%
8227 Juanita Drive
Kirkland, WA 98034

Theo W. Muller                                155,393 (f)               9.67%
20 Peach Hill Road
Darien, CT 06820

All directors and executive                   296,955 (g)              18.43%
officers, as a group (four persons)

(a) Includes 50,000 shares of Common Stock held in escrow to cover possible indemnifications claims, As March 29 of 1999 there are no claims against QAI by RTI . On September 14 of 1998 185,000 shares ware transfer from Quality Air Inc. to individuals as follow:


Shareholder                    Shares

William A Chamness             2,478
Ted Mills                      1,215
James N. Whitworth               243
Chriss Liden                  10,204
Mary Gunter Beeman             1,215
Charles Alvis Gunter           1,215
John Rohne Wright              7,289
Linda H. Ryan                    364
Allison K. Ryan                  364
Robert McKee Ryan                364
Bob Stewart                    4,854
M. J. Bacchus                  5,536
Rick E. Bacchus               49,887
Rocky D. Bacchus              49,886
Ronald A. Bacchus             49,886
                              ------
         Total               185,000

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

(b) Consists of 51,554 shares plus 33% of QAI Shares, 4,417 shares of Common Stock and a Redeemable Warrant to purchase 2,209 shares of Common Stock at a price of $4.50 per share expiring in March 2003.

(c) Consists of 51,554 shares plus 33% of QAI Shares, 4,417 shares of Common Stock and a Redeemable Warrant to purchase 2,209 shares of Common Stock at a price of $4.50 per share expiring in March 2003.

(d) Consists of 51,554 shares plus 33% of QAI Shares, 4,417 shares of Common Stock and a Redeemable Warrant to purchase 2,209 shares of Common Stock at a price of $4.50 per share expiring in March 2003.

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

         As part of the QAI Transaction, RefTech entered into employment agreements with Rick E. Bacchus, Rockney D. Bacchus and Ronald A. Bacchus, each of whom became a director and executive officer of the Company upon the consummation of the QAI Transaction. See Item 10 "Executive Compensation --Employment Contracts and Termination of Employment and Change-in-Control Arrangements" for the material terms of such employment agreements. In addition, RefTech continued the employment of Phillis Bacchus, the wife of Rick E. Bacchus, who handled personnel administration and certain bookkeeping functions for QAI and who has assumed similar responsibilities for RefTech, at a salary of $28,730 per annum.

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

        As described under Item 2 - "Description of Properties', RefTech leases its Sunland Park, New Mexico facility from Bacchus Industries, Inc. As part of the QAI Transaction, Bacchus Industries, Inc. granted the right to RefTech to acquire, at fair market value (which is less than acquisition cost), certain equipment and vehicles which had been used by QAI. At the present time, RefTech has the use of such equipment and vehicles, without any cost, until it determines whether to make such acquisition. The Board of Directors ratify the purchase of Bacchus Industries assets in exchange for 450,000 shares of the Company's Common stock, but the Bacchus Industries stockholder have not accepted the offered at this time.

         In contemplation of the consummation of the QAI Transaction, Theo W. Muller, the Company's former Chairman and Chief Executive Officer and a former director of the Company, and his affiliated companies, lent QAI an aggregate of $870,000 with interest thereon at the rate of 8.5% per annum. Upon consummation of the QAI Transaction, such indebtedness was assumed by RefTech, the principal amount was repaid in full on February 24, 1997, and approximately $5,650 of accrued interest thereon remains outstanding. See Item 1 - "Business --Acquisition of QAI".


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

                          Independent Auditors' Report

Board of Directors and Stockholders of
RTI Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of RTI Inc. and subsidiaries (the Company) as of December 31, 1998, and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of December 31, 1997, were audited by Neff & Company LLP, who merged with Ricci & Ricci LLP as of January 1, 1999.

Except as discussed in the following paragraph, we conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We were unable to audit the Environmental  Remediation Liability as discussed in
Note 10 because we were unable to review current consultant status reports. We were unable to satisfy ourselves about the amount of the Environmental Remediation Liability by means of other auditing procedures.

As discussed in Note 4 to the consolidated financial statements, the Company leases the building and certain equipment used in production from a company with common management. In addition, the Company uses certain molds and other production equipment owned by the same company. There is no formal contract to continue the use of these assets.

As discussed in Notes 5 and 10 to the  consolidated  financial  statements,  the
Company  owns  property   which  is  the  subject  of   continuing   significant
environmental investigation and remediation.

Board of Directors and Stockholders of
RTI Inc. and Subsidiaries

In our opinion, except for the effect of such adjustments, if any, as might have been determined to be necessary had we been able to satisfy ourselves about the Environmental Remediation Liability, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RTI Inc. and subsidiaries at December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company uses production equipment without a formal contract for its continued use. Also, as discussed in Note 18 to the consolidated financial statements, the Company has suffered losses from operations, has current liabilities in excess of current assets available for payment, and has a stockholders' deficit. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters also are described in Note 18. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Albuquerque, New Mexico
February 24, 1999



RTI INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
December 31, 1998 and 1997



ASSETS

                                                                               1998              1997

CURRENT ASSETS
    Cash and cash equivalents                                            $         9,361            11,712
    Accounts receivable, net of allowance
        of $18,020 in 1998 and $8,068 in 1997                                    191,497           234,993
    Inventory                                                                  1,317,649         1,979,893
    Prepaid expenses and other                                                    54,228           163,357
                                                                         ---------------------------------

               Total current assets                                            1,572,735         2,389,955

PROPERTY, PLANT AND EQUIPMENT,
    net                                                                        1,787,312         1,902,066

DUE FROM RELATED PARTIES                                                         111,206            80,000

INTANGIBLE ASSETS, net of accumulated
        amortization of $158,857 in 1998 and
        $72,353 in 1997                                                        1,135,057         1,204,193

OTHER ASSETS      31,635                                                          38,111


           Total assets                                                  $     4,637,945         5,614,325
                                                                         =================================

The Notes to Financial Statements are an integral part of these consolidated statements.























LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                               1998              1997
CURRENT LIABILITIES
    Notes payable to related parties                                     $       627,811           593,000
    Notes payable                                                              1,173,363                 -
    Due to related parties                                                       174,469            39,295
    Due to customers                                                             404,207                 -
    Accounts payable                                                           1,088,297           796,521
    Accrued expenses                                                             387,208           119,592
    Accrued warranty                                                             621,312            14,294
    Accrued interest                                                             139,578            49,780
    Other current liabilities                                                    180,000           180,000
    Current portion of long-term debt                                            667,926           654,613
    Current portion of capital lease obligation                                   19,987                 -
                                                                         ---------------------------------

               Total current liabilities                                       5,484,158         2,447,095

LONG-TERM DEBT, net of $22,000
    discount in 1997                                                             209,858           257,344

CAPITAL LEASE OBLIGATION, net of
    current portion                                                               40,660                 -

OTHER LIABILITIES                                                              1,053,738         1,014,085

               Total liabilities                                               6,788,414         3,718,524
                                                                         ---------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, $.05 par value - shares
        authorized 2,000,000; shares issued
        and outstanding 100,000                                                    5,000             5,000
    Common stock; $.08 par value - shares
        authorized 25,000,000 in 1998 and
        15,000,000 in 1997; shares issued and
        outstanding 1,611,166 in 1998 and
        1,481,166 in 1997                                                        128,894           118,494
    Additional paid-in capital                                                18,115,261        17,679,579
    Accumulated deficit                                                      (20,399,624)      (15,907,272)
                                                                         ---------------------------------
               Total stockholders' equity (deficit)                           (2,150,469)        1,895,801
                                                                         ---------------------------------
               Total liabilities and stockholders' equity
                  (deficit)                                              $     4,637,945         5,614,325
                                                                         =================================






RTI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 1998 and 1997

1998     1997

Net sales         $                                                            2,929,535         3,161,861
Cost of sales                                                                  3,636,942         3,242,829
    Gross margin                                                                (707,407)          (80,968)

Selling expenses                                                               1,247,546           655,824
General and administrative expenses                                              970,099           963,837
Research and development expenses                                              1,243,913           774,720
                                                                         ---------------------------------
               Total operating expenses                                        3,461,558         2,394,381
                                                                         ---------------------------------

               Loss from operations                                           (4,168,965)       (2,475,349)
                                                                         ---------------------------------

Other income (expense)
    Interest income                                                                7,621            45,973
    Rental income                                                                 77,832            83,611
    Expenses of Rockaway Industrial Park,
        including interest expense of $22,000
        in 1998 and 1997                                                         (62,913)          (62,913)
    Environmental investigation, remediation
        and related legal expenses                                                     -          (249,855)
    Interest expense                                                            (386,797)          (55,031)
    Other income                                                                  40,870            46,179

               Total other income (expenses)                                    (323,387)         (192,036)
                                                                         ---------------------------------

               Net loss before income taxes                                   (4,492,352)       (2,667,385)

Income taxes                                                                         -                 -

               Net loss                                                  $    (4,492,352)       (2,667,385)
                                                                         =================================

Basic and diluted net loss per share                                     $         (2.88)            (1.92)
                                                                         =================================

               Weighted average number of
                  common shares outstanding                                    1,578,666         1,405,749
                                                                         =================================


The Notes to Financial Statements are an integral part of these consolidated statements.










CONSOLIDATED  STATEMENTS OF  STOCKHOLDERS'  EQUITY  (DEFICIT) For the Year Ended
December 31, 1998 and 1997



                                                       Preferred Stock                 Common Stock
                                                   Number                         Number
                                                  of Shares        Amount        of Shares       Amount

Balance, December 31, 1996                                 -  $           -      1,101,166   $      88,094

Issuance of common stock                                   -              -        380,000          30,400

Sale of preferred stock                              100,000          5,000              -               -

Dividends on preferred stock                               -              -              -               -

Net loss                                                   -              -              -               -

Balance, December 31, 1997                           100,000          5,000      1,481,166         118,494

Issuance of common stock                                                           130,000          10,400

Net loss                                                   -              -              -               -

Balance, December 31, 1998                           100,000  $       5,000      1,611,166   $     128,894
                                               ===========================================================


The Notes to Financial Statements are an integral part of these consolidated statements.

























                       Additional
                         Paid-in        Accumulated
                         Capital          Deficit              Total

                     $    16,053,542      (13,227,131)        2,914,505

                           1,051,037                -         1,081,437

                             575,000                -           580,000

                                   -          (12,756)          (12,756)

                                   -       (2,667,385)       (2,667,385)
                     --------------------------------------------------

                     $    17,679,579      (15,907,272)        1,895,801

                             435,682                -           446,082

                                   -       (4,492,352)       (4,492,352)
                     --------------------------------------------------

                     $    18,115,261      (20,399,624)       (2,150,469)
                     ==================================================






























RTI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1998 and 1997



                                                                               1998              1997

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                             $    (4,492,352)       (2,667,385)
                                                                         ---------------------------------
    Adjustments  to  reconcile  net  loss  to  net  cash  applied  to  operating activities:
           Depreciation and amortization                                         470,259           277,091
           Imputed interest on note payable                                            -            22,000
           (Increase) decrease in:
               Accounts receivable                                                43,497            31,612
               Inventory                                                         662,244        (1,565,844)
               Prepaid expenses and other                                        109,129            64,091
               Other assets                                                        6,476            (2,936)
           Increase (decrease) in:
               Due to related parties                                            178,576            94,900
               Due to customers                                                  404,207                 -
               Accounts payable                                                  306,070           485,612
               Accrued expenses                                                  343,119            94,939
               Accrued warranty                                                  607,018            14,294
               Other liabilities                                                  39,653           223,150
                                                                         ---------------------------------
                  Total adjustments                                            3,170,248          (261,091)
                                                                         ---------------------------------

                  Net cash (applied to) operating activities                  (1,322,104)       (2,928,476)
                                                                         ---------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Sale of irradiation operations                                                     -           407,944
    Purchases of fixed assets                                                   (268,546)       (1,250,013)
    Purchase of intangible assets                                                (17,823)          (28,184)
    Cash purchased with business
        acquisitions                                                                   -            16,624
    Loans and related party receivables                                          (74,649)         (129,857)
                                                                         ---------------------------------
               Net cash (applied to) investing
                  activities                                                    (361,018)         (983,486)
                                                                         ---------------------------------


The Notes to Financial Statements are an integral part of these consolidated statements.










CONSOLIDATED  STATEMENTS OF CASH FLOWS  (CONTINUED) For the Years Ended December
31, 1998 and 1997



                                                                               1998              1997

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from the sale of common stock                               $       446,082           420,500
    Proceeds from the sale of preferred stock                                          -           580,000
    Proceeds from notes payable                                                1,173,363           603,633
    Proceeds from capital lease                                                   60,648                 -
    Proceeds from related party notes                                             70,633           593,000
    Payments on long-term debt                                                   (34,134)           (8,882)
    Payments on related party notes                                              (35,821)         (830,000)
    Payment of dividends                                                               -           (12,757)
                                                                         ---------------------------------
               Net cash provided by financing
                  activities                                                   1,680,771         1,345,494
                                                                         ---------------------------------

Net (decrease) in cash and
    cash equivalents                                                              (2,351)       (2,566,468)

Cash and cash equivalents, beginning of year                                      11,712         2,578,180
                                                                         ---------------------------------

Cash and cash equivalents, end of year                                   $         9,361            11,712
                                                                         =================================


The Notes to Financial Statements are an integral part of these consolidated statements.























RTI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998



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

Income Taxes. The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has provided a valuation allowance to offset the benefit of any net operating loss carryforwards or deductible temporary differences.

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







NOTE 1.        BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
               POLICIES (CONTINUED)

Advertising Costs. The Company expenses advertising costs as incurred. License rights that are paid in advance are considered prepaid until the related advertising is aired. Advertising costs, all of which were expensed amounted to $173,171 in 1998 and $201,000 in 1997.

Reclassifications. Certain amounts in 1997 have been reclassified to conform with the 1998 presentation.

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


NOTE 2.        INVENTORY

Inventory at December 31, 1998 and 1997, consists of the following:

                                                                                   1998           1997

    Raw materials                                                               $  578,330         390,159
    Work-in-Process                                                                 41,790          91,448
    Finished goods                                                                 697,529       1,498,286
           Total                                                             $   1,317,649       1,979,893
                                                                             =============================

Inventory in the amount of $143,884 and $128,804 is located in Ciudad Juarez, Mexico at December 31, 1998 and 1997, respectively.

















NOTE 3.        PROPERTY PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31:

                                                                                 1998             1997

    Property under lease                                                 $     2,131,735         2,131,735
    Land                                                                         154,773           154,773
    Building                                                                     429,723           420,817
    Leasehold improvements                                                       330,019           294,521
    Equipment and vehicles                                                       906,825           768,568
                                                                         ---------------------------------
                                                                               3,953,075         3,770,414
    Less accumulated depreciation and amortization                            (2,165,763)       (1,868,348)
                                                                         ---------------------------------

                                                                         $     1,787,312         1,902,066
                                                                         =================================

Leasehold improvements and equipment with a cost of $285,025 are utilized at the maquiladora plant in Ciudad Juarez, Mexico.

NOTE 4.        RELATED PARTY TRANSACTIONS

The following is a summary of balances with related parties as of December 31:

                                                                                   1998            1997
ASSETS
    Due from related parties:
        Accounts receivable, Rick Bacchus                                $         9,762                 -
        Notes receivable from officers, interest at prime
           plus 1% (8.75% at December 31, 1998) payable  monthly with  principal payable in five years, secured by stock in Quality Air, Inc.
               Rick Bacchus                                                       67,654            60,506
               Rockney Bacchus                                                    16,895             9,747
               Ron Bacchus                                                        16,895             9,747
                                                                         ---------------------------------
                                                                         $       111,206            80,000
                                                                         =================================

       Rick,  Rockney,  and Ron Bacchus  are  officers of the  Company.  Interest  income on these notes was $7,621 in 1998 and
       $5,085 in 1997.











LIABILITIES
    Notes payable to related parties
           Theo W. Muller, interest at 8.5% through
               January 20, 1998,  increasing to 12% through August 20, 1998, and to 18%  thereafter,  due in semi annual  installments of $100,000 with balance due February 20, 2000, secured by
               patents and patents pending.  Note is past due.                        $ 588,383           543,000
           Frellum  Corporation,  interest at 8.5%  through  February  20, 1998, increasing to 12% through October 29, 1998, and 18% thereafter,
               unsecured.  Note is past due.                                             26,511            50,000
           Rick Bacchus, interest at 16%, payable on
               demand, unsecured.                                                        12,917                 -
                                                                                      ---------------------------------
                                                                                    $   627,811           593,000
                                                                                     =================================

Theo W. Muller is a major shareholder of the Company and until January 1998 was its Chairman and Chief Executive Officer. Mr. Muller is also a shareholder in Frellum Corporation. Interest expense on these notes was $82,790 in 1998 and $41,038 in 1997.

    Due to related parties (no stated terms):

    Bacchus Industries, Inc.                                                        $   121,169            39,295

    Accrued wages payable to officers                                                    53,300                 -
                                                                                    ---------------------------------
                                                                                    $   174,469            39,295
                                                                                    =================================























NOTE 4.        RELATED PARTY TRANSACTIONS (CONTINUED)

The Company acquired  Quality Air, Inc. on February 24, 1997.  Quality Air, Inc.
assumed the operations of Bacchus  Industries,  Inc. on January 2, 1996. Bacchus
Industries, Inc. has common management with the Company. Key management within both companies includes Rick, Rockney and Ron Bacchus.

As noted in Note 11 the Company  leases its Sunland Park  facility  from Bacchus
Industries, Inc. In addition, when the Company acquired Quality Air, Inc., it did not acquire production assets, including production fixturing, fiberglass molds and other assets necessary for the production of its products that are owned by Bacchus Industries, Inc. While no formal agreement exists, based on preliminary negotiations, management of the Company has recorded a contingent rental fee of $189,817, (calculated as three percent of related sales) which management expects to pay if the assets are not purchased. If the assets are purchased, this charge will be considered depreciation expense. On September 15, 1998, a proposal was passed at the annual shareholders meeting to purchase these assets from Bacchus Industries, Inc., in exchange for 450,000 shares of the Company's common stock. As of December 31, 1998, this transaction had not been completed and the Company continued to accrue the contingent rental fee.

The Company has also informally assumed, on a month-to-month basis, the obligations of Bacchus Industries, Inc. for equipment leased from another company. In addition to the monthly lease payment of $4,001, the lease contains certain restrictions on sales to third parties.


NOTE 5.        ROCKAWAY INDUSTRIAL PARK

The Company owns a 248 acre parcel of land and several buildings (Parcel I) in Rockaway, New Jersey. Parcel I is composed of two pieces, Parcel IA and Parcel
IB. Parcel IA, 47 acres, is contiguous to the 15 acre operating parcel that is the site of one of its irradiation processing facilities, which is currently leased to SteriGenics for a base annual rent of $77,400. The agreement contains a purchase option under which SteriGenics could purchase the property under lease for a price of $405,000 through February 26, 1998, declining to approximately $138,000 on February 26, 2002. The agreement also contains a "put" option under which the Company could require SteriGenics to purchase this property for approximately $138,000 on February 26, 2002, if the Company completes the required environmental remediation (see Note 10).

In January 1997 the Company entered into a 10 year lease agreement for a portion of the property to be used for a radio tower. Minimum monthly lease payments are $1,000, increasing by three percent each year.







NOTE 5.        ROCKAWAY INDUSTRIAL PARK (CONTINUED)

Since 1985, the Company has been seeking a buyer for Parcel IB; however, the Company's ability to sell Parcel IB is impaired until an environmental cleanup and remediation program is completed (see Note 10). This property has a net book value of $50,000.

NOTE 6.        ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses consist of the following at December 31:
1998     1997

    Accrued payroll and payroll taxes                                        $     200,662          40,588
    Professional fees                                                               60,468          61,031
    Termination of contract                                                         75,000               -
    Other                                                                           51,078          17,973
                                                                             -----------------------------
               Total                                                         $     387,208         119,592
                                                                             =============================

Other liabilities consist of the following at December 31:
                                                                                   1998            1997
    Remedial investigation and environmental
        cleanup costs (Note 10)                                              $     927,140         962,600
    Real estate taxes on Rockaway property (Note 10)                               306,598         231,485
                                                                             -----------------------------
    Total                                                                        1,233,738       1,194,085
    Less current portion                                                          (180,000)       (180,000)
                                                                             -----------------------------
               Long-term portion                                             $   1,053,738       1,014,085
                                                                             =============================

NOTE 7. NOTES PAYABLE

Notes payable consist of the following at December 31:
1998     1997

    Promissory notes payable at 10% due
        January 22, 1999, secured by an interest
        in the Company's assets                                              $     541,502               -
    Promissory note payable at 10% due
        September 15, 1999                                                          25,000               -
    Finance agreement with financing company,
        secured by an interest in the Westway plant                                606,861               -
                                                                             -----------------------------
                                                                             $   1,173,363               -
                                                                             =============================










NOTE 7. NOTES PAYABLE (CONTINUED)

On April 22, 1998, the Company entered into a bridge financing package for $541,502 in the form of nine-month promissory notes to individuals bearing 10% interest and five-year warrants to purchase an aggregate of 108,300.40 shares of common stock at an exercise price of $4.50 per share for a period of five years.
The bridge notes are secured by an interest in the Company's assets with the understanding that should the Company enter into a borrowing with a financial institution, then the security interest would be converted to a junior and subordinate lien to the lien of such financial institution. The notes were not paid when due on January 22, 1999.

On February 13, 1998, the Company entered into a financing agreement with a financing company to finance the following eligible accounts: Receivables, inventory, purchase orders, and future inventory. The financing agreement includes purchasing the eligible accounts at a purchase price equal to the face amount of such eligible account less a discount equal to two and three-quarters percent of the face amount the first 30 days the eligible account is outstanding and one percent for each additional 15 days. Interest expense on the financing agreement for the year ended December 31, 1998, was $175,033. The agreement has an initial term which expires February 13, 2000. Financing at December 31, 1998 related to the following:

    Accounts receivable             $      30,235
    Purchase orders                       280,568
    Inventory                             190,538
    Future inventory                      105,520
                                       -------------
                                    $     606,861





















NOTE 8.        LONG-TERM DEBT

Long-term debt consists of the following at December 31:
                                                                                                1998              1997
    Notepayable to bank with interest at prime plus 1.75% (9.50% at December 31,
        1998) due in 120 monthly installments of $4,701, secured
        by the Westway plant and certain equipment                                          $   335,004         603,633
    Notepayable to Small Business  Administration  with interest at 5.19% due in
        120 monthly installments of $3,246, secured by Westway
        plant and certain equipment                                                             243,902               -
    Note payable to unrelated company with interest at
        10.61% due quarterly and annual principal payments
        of $41,000, secured by Rockaway property                                                287,000         287,000

    Other installment notes                                                                      11,878          21,324
                                                                                            -----------------------------
               Total long-term debt                                                             877,784         911,957
               Less current portion                                                            (667,926)       (654,613)
                                                                                            -----------------------------
                                                                                          $     209,858         257,344
                                                                                           =============================

The note payable to the bank requires the Company to maintain a current ratio of at least 1.6 to 1, a maximum liabilities to total net worth ratio of 1.5 to 1, and a debt coverage ratio of 1 to 1.25. In addition, the loan agreement does not permit the payment of dividends until the environmental remediation requirements of the State of New Jersey have been completed and restricts stock transactions of its subsidiary, Refrigeration Technology, Inc. As of December 31, 1998, the
Company did not meet the financial ratios required. The bank has not granted a waiver for any default by the Company; as a result, the note payable has been classified as current.

The note payable to the Small Business Administration is past due; as a result, the note payable has been classified as current.

In connection with the Company's settlement of certain litigation (see Note 10), New Jersey Economic Development Authority (the Authority) bonds were cancelled, the owner thereof acquired for the Authority the Company's note in an amount equal to the cancelled bonds and such owner agreed to suspend, for a period of five years, the Company's obligation to make principal and interest payments. As a result, a $287,000 obligation was discounted by $110,000 to $177,000 at December 31, 1992. The resulting credit from this discounting was applied to reduce the Company's net environmental clean up expense. The debt was increased annually by $22,000 during the five year period the Company was not obligated to make principal and interest payments. Commencing January 1, 1998, the note bears interest at a rate of 10.61 percent per annum and principal payments will be made in annual installments of $41,000 through






NOTE 8.        LONG-TERM DEBT (CONTINUED)

January 1, 2004.  The  Company  did not make its  scheduled  note  payments  due
January 1, 1998 and January 1, 1999.

Principal amounts due in connection with long-term debt for each of the five years subsequent to December 31, 1998 are as follows:

                  1999      $     667,926
                  2000             45,858
                  2001             41,000
                  2002             41,000
                  2003             41,000
                  Thereafter       41,000
                                -----------
                             $    877,784

NOTE 9.        CAPITAL LEASE

The Company acquired computer equipment under the provisions of a long-term lease. For financial reporting purposes, minimum lease payments relating to the office equipment have been capitalized. The lease expires April 2001. The leased property under capital lease as of December 31, 1998, has a cost of $60,647 and accumulated amortization of approximately $6,065.

The future minimum lease payments under capital lease and the net present value of the future minimum lease payments at December 31, 1998, are as follows:

Total minimum lease payments                                                                 $      81,255
Amount representing interest                                                                       (20,608)
                                                                                             -------------
    Presenting value of net minimum lease payments                                                  60,647

Current portion                                                                                    (19,987)
                                                                                              -------------

    Long-term capital lease obligation                                                       $      40,660
                                                                                             =============


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






NOTE 10.       ENVIRONMENTAL INVESTIGATION, REMEDIATION AND
               RELATED LITIGATION (CONTINUED)

Parcel II (see Notes 5 and 8). The Company agreed to pay the costs of the Study and entered into an Administrative Consent Order (ACO) with the DEP, The Company accrued the estimated cost of the Study as of December 31, 1986. In accordance with the terms of the ACO, the Company posted a $825,000 letter of credit which was an amount equal to the estimated costs of the Study and the DEP administrative costs. As of December 31, 1996, all amounts due had been paid and the letter of credit returned.

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

In 1989, the Company filed a lawsuit against the Prior Owner under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or
Superfund), seeking contribution for all costs incurred by the Company in connection with on-site investigation and clean up activities. In 1992, the Company released the Prior Owner from any liability under the Phase I and Phase
II investigations  and the Prior Owner paid the Company $900,000 (the Settlement
Agreement) as a partial payment against the DEP's claims for reimbursement of expenditures for the Phase II investigation. A portion of these funds was permitted to be used to support the surface cleanup required by the DEP. The
Prior Owner will only become subject to further liability in the event that the Company becomes unable to perform the cleanup action(s) required by the DEP. In addition, the Prior Owner suspended for five years the Company's obligation to make principal and interest payments on the note issued to support the purchase of a portion of the Rockaway Industrial Park (see Notes 5 and 8).

The Company has agreed to indemnify the Prior Owner against generally all claims for past or future costs associated with studies, cleanups and/or other remediation activities to the Rockaway Industrial Park. The Company has executed a mortgage (Mortgage) on the Rockaway Industrial Park in the amount of $900,000 securing the Prior Owner to the extent the Company does not meet its obligations under the Settlement Agreement. After the development of an acceptable cost estimate for the implementation of remedial actions, the Prior Owner has agreed to adjust the Mortgage to the amount of the cost estimate. If the cost estimate exceeds the actual fair value of the mortgaged property






NOTE 10.       ENVIRONMENTAL INVESTIGATION, REMEDIATION AND
               RELATED LITIGATION (CONTINUED)

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

This RAWP was not accepted by the DEP and the Company submitted a new plan in 1997. This plan was found acceptable to DEP, subject to certain conditions, in its letter dated February 2, 1998. Based on this new RAWP, the Company increased its accrual for anticipated costs of groundwater remediation to $962,600 which resulted in an additional expense of $215,285 being recognized in 1997. The RAWP includes the design, construction, operation, monitoring, and closeout of the groundwater remediation program over approximately a ten year period that was to begin in 1998. Ground water remediation operations did not begin in 1998 as planned and have been deferred until 1999. The estimate of anticipated costs is based on estimated future cost which are expected to be lower than current costs and does not include certain government oversight and potential legal fees as these cost could not be reasonably estimated. In addition, until the groundwater remediation operation is completed, it is not possible to determine with certainty if the remediation planned will be successful.

Parcel II and a portion of Parcel I (see Note 5) have been placed on the National Priorities List (the List). The Company believes its ability to dispose of Parcel I acreage will be impaired until it has been remediated and removed for the List. Additionally, there can be no assurances that the cleanup and remediation efforts provided for by the Company will represent its ultimate liability.

The Company is delinquent in the payment of local real estate taxes on 201 acres of Parcel IB. Accordingly, $306,598 and $231,485 were accrued at December 31,
1998 and 1997, respectively.

Environmental accruals at December 31 are:
                                                                                  1998           1997

        Groundwater remediation                                              $     927,140     962,600


NOTE 11.       CONCENTRATIONS AND CONTINGENCIES

As the Company markets its products through distributors, it has a small number of significant customers. For the year ended December 31, 1998 and 1997, the Company's five largest customers accounted for approximately 51 and 45 percent of its total sales, respectively.

The Company leases it Sunland Park, New Mexico facility from Bacchus Industries,
Inc. under a three year operating lease which expires on March 1, 2000. The lease may be terminated by either party with 120 days notice. The Company has the option to extend this lease for an additional five years. Monthly lease payments are $6,500 and the Company paid $78,000 in 1998 and $58,500 in 1997.

As a result of the Company's inability to obtain audited financial statements of Quality Air, Inc. (see Note 17) for the year ended December 31, 1996, among other things, the Company is not in compliance with the requirements of the Securities and Exchange Commission. Until after the Company's audited financial statements for the year ended December 31, 1998, become available and its annual report on Form 10-KSB is filed with the Securities and Exchange Commission, it will not be permitted to undertake a public offering of its securities under the Securities Act of 1933.

The Company leases its Ciudad Juarez, Mexico facility under a noncancelable lease that expires on February 1, 2001. The Company paid $106,126 on this lease in 1998 and $61,806 in 1997. Minimum annual lease payments are as follows:

                  1999    $     112,402
                  2000          119,464
                  2001           20,112


NOTE 12.   STOCKHOLDERS' EQUITY

Common and Preferred Stock Authorized, Issued and Outstanding. On June 12, 1997, the Company amended its Certificate of Incorporation to provide for the authorization of 100,000 shares of Series B preferred stock. The shares are to be issued for $5.80 per share and are fully paid and non-assessable. Dividends, when declared by the Board of Directors, are at $.522 per share per anum, will accumulate and are payable quarterly. The stock has liquidation preference over any other stock issued by the Company and has voting rights similar to common stockholders. The preferred stock is convertible into two shares of common stock, subject to certain adjustments. The Company may redeem the preferred stock at any time for $10 per share ($1,000,000 for the shares outstanding at December 31, 1998), or after June 15, 1999 for $5.80 ($580,000 for the shares outstanding at December 31, 1998) per share if the bid price for common shares has equaled or exceeded $4.75 for 10 consecutive business days.

During 1997, the Company issued 100,000 shares of the Series B preferred stock for $580,000, including 15,000 shares to Theo W. Muller, a major shareholder and former CEO of the Company. The Company declared and paid $12,756 in dividends on this stock for the quarter ending September 30, 1997. There are $12,756 in cumulative dividends that had not been declared as of December 31, 1997. No preferred stock dividends were declared or paid during the year ended December 31, 1998.
Cumulative undeclared and unpaid preferred stock dividends at December 31, 1998, are $64,956. As noted in Note 8 the note payable agreement with the bank does not permit the payment of additional dividends.

Also in 1997, the Company issued 145,000 shares of its common stock at $2.90 per share to a private investor.

In March  1998,  the  Company  closed on a private  placement  of 26 units at an offering price of $20,000 per unit of 5,000 shares of common stock,  aggregating to  $520,000,  for a total of 130,000  shares and  warrants to  purchase  65,000 shares  of  common  stock at a price of $4.50  per share for a period of 5 years from the closing date. Net proceeds to the Company were $446,482.

Effective   September  15,  1998,  the  Company   amended  its   Certificate  of
Incorporation  to increase the authorized  number of shares of common stock from
15,000,000 shares to 25,000,000 shares.

Stock Authorized but not Issued. On September 10, 1998, the shareholders authorized the issuance of 450,000 shares to Bacchus Industries, Inc. in exchange for certain assets. The transaction was not completed at December 31, 1998.

Stock Options. The Company's 1987 stock option plan (the Plan) authorized the issuance of options for common stock until November 30, 1997. The options granted were either incentive stock options, which are exercisable one year or more from the date of grant or non-qualified stock options, which may be exercisable immediately. Pro forma disclosure of the effects of the options in accordance with SFAS 123, have not been provided, as the effect was not material. Details of stock option transactions under the 1987 Plan are as follows:

                                                                              Option Price
                                                               Options          Per Share       Exercisable

    Outstanding, January 1, 1997                                      -                    -
    Granted                                                       5,500            7.375
    Cancelled                                                         -                -

    Outstanding, December 31, 1997                                5,500                7.375             -
                                                                                              ============
    Granted                                                           -                -
    Cancelled                                                         -                -

    Outstanding December 31, 1998                                 5,500      $         7.375         5,500
                                                            ==============================================



Contingent Stock Options. On September 10, 1998, two sets of performance options were granted the officers of the Company.

The first set of options grants the officers one option for every $3.86 of net earnings (in a given fiscal year) up to a maximum of 782,000 shares of common stock in the event the Company achieves net after-tax income of at least
$1,969,275 by December 31, 2000. No options shall be earned if the Company's net income is less than $1,969,275. The options expire after December 31, 2000 if not earned.

The second set of options grants the officers one option for every $10.46 of earnings (in any given fiscal year) up to a maximum of 782,000 shares of common stock in the event the Company achieves net after-tax income of at least
$7,110,600 by December 31, 2002.

No options shall be earned if the Company's net income is less than  $7,110,600.
The options expire after December 31, 2002, if not earned.

Warrants for Common Stock.  The following  warrants are  outstanding at December
31, 1998:

           Number
          of Shares
         Covered by                 Exercise                    Date                       Date of
          Warrants                    Price                  Exercisable                 Expiration

            65,000               $    4.50                   Presently                  February 12, 2003
           108,300                    4.50                   Presently                     April 22, 2003
            50,000                    4.50                   Presently                  December 31, 2003

Each warrant allows the holder to purchase one share of common stock at the warrant price.

NOTE 13.       INCOME TAXES

At December 31, 1998 and 1997, the Company had deferred tax assets amounting to approximately $5,600,000 and $3,800,000, respectively. The deferred tax assets consist primarily of the tax benefit of net operating loss carryforwards and temporary differences resulting from environmental and property tax accruals
(see Notes 6 and 10) and are fully offset by a valuation allowance of the same amount.











The net change in the valuation allowance for deferred tax assets was a increase of approximately $1,800,000 and decrease of $800,000 in 1998 and 1997, respectively. The current year's net change is primarily due to the recording of certain warranty accruals and the increase of net operating loss carryforwards.

No tax benefit is presented in the accompanying statements of operations, as would be expected by applying the applicable U.S. statutory Federal income tax rate to the pretax loss, as a result of the increase in the valuation allowance.

At December 31, 1998, the Company had net operating loss carryforwards of approximately $13,000,000 available to offset future Federal taxable income.
These carryforwards will expire from 1999 through 2017. The deductibility of the net operating loss carryforwards is subject to an annual limitation estimated to be between $90,000 and $160,000.

For state income tax purposes, primarily related to New Jersey, the Company has net operating loss carryforwards of approximately $1,400,000, which will expire from 1999 through 2002. In addition, the Company has net operating loss carryforwards relating to Texas and New Mexico totaling approximately $6,100,000 that will expire in 2002 to 2003 and 2012 to 2013, respectively.


NOTE 14.       LOSS PER SHARE

Basic loss per share is computed by dividing the loss plus preferred stock dividends by the weighted average number of shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive potential common stock had been converted to common stock.
For 1997 and 1998, basic and dilutive loss per share are the same as potential common stock is anti-dilutive. The following reconciles amounts reported in the financial statements:


















                                                               For the year ended December 31, 1998
                                                           Income               Shares           Per-Share
                                                         (Numerator)         (Denominator)        Amount

    Net loss                                         $     (4,492,352)                 -
    Preferred stock dividends                                 (52,200)                 -
                                                     -----------------------------------------------------
    Loss to common stockholders-
        basic and diluted loss per share             $     (4,544,552)         1,578,666     $       (2.88)
                                                     =====================================================

                                                               For the year ended December 31, 1997
                                                           Income               Shares           Per-Share
                                                         (Numerator)         (Denominator)        Amount

    Net loss                                         $     (2,667,385)
    Preferred stock dividends                                 (25,512)
    Loss to common stockholders-
        basic and diluted loss per share             $     (2,692,897)         1,405,749     $       (1.92)
                                                     =====================================================



As discussed in Note 12 and 17 the Company has convertible preferred stock, stock options and contingently issuable shares of common stock. This potential common stock was not included in computation of diluted loss per share because the effect of conversion would be antidilutive.

NOTE 15.       STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information are as follows:
                                                    1998            1997

    Interest paid                              $   292,510         5,251
                                               ==============================


NOTE 16.       FAIR VALUE OF FINANCIAL INSTRUMENTS

The following are the carrying amounts and methods used by the Company in estimating its fair value of financial instruments.

Cash and Cash Equivalents. The carrying amounts reported in the balance sheet approximate fair value.

Due from Related Parties. Management estimates the fair value of notes receivable approximates the carrying value due to their short terms.



     Notes Payable to Related Parties. Management estimates the fair value of notes payable approximates the carrying value due to their short terms.

     Capital Lease and Long-Term Debt. Management estimates the fair value of capital lease obligations and notes payable approximates the carrying value due to their short terms and the fact that they were entered into recently.

The carrying amounts and fair values of the Company's financial  instruments are as follows at December 31, 1998:
                                                                                                Estimated
                                                                                 Carrying         Fair
                                                                                  Amount          value

Cash and cash equivalents                                                    $       9,361            9,361
Due from related parties                                                           111,206          111,206
Notes payable                                                                    1,173,363        1,173,363
Notes payable to related parties                                                   627,811          627,811
Long-term debt and capital lease obligation                                        270,505          270,505

NOTE 17.       BUSINESS ACQUISITIONS

On February 24, 1997, the Company acquired, through its newly established subsidiary Refrigeration Technology Inc. (RefTech), substantially all of the assets and assumed certain liabilities of Quality Air, Inc. (QAI) in a business combination accounted for as a purchase. The initial purchase price was $660,938 and consisted of 235,000 shares of the Company's common stock and net liabilities of $571,000 with the excess of the purchase price over net liabilities allocated to intangibles. In addition, the Company has agreed to deliver to QAI an additional 100,000 shares of common stock, if and when the Company's pretax fiscal year earnings from operations exceed $800,000 and an additional 125,000 shares of common stock, if and when such earnings exceed
$1,200,000 or in the event of an unsolicited bonafide tender offer for a majority of the Company's outstanding common stock. The additional shares are also contingent on the earnings levels or tender offer occurring prior to January 1, 2002.

In connection with the acquisition, RefTech assumed QAI's purchase commitments for inventories, supplies and services aggregating $1,300,000. RefTech has agreed to lend up to $240,000 to the QAI Principals and has the right to purchase certain equipment and vehicles previously leased to QAI from a related entity for an amount equal to their fair market value. RefTech entered into employment agreements with three of the QAI Principals for a five year term at annual compensation of $80,000 each. In 1998, the amounts were increased to $95,000.

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

As a result of the acquisition of RefTech and Industrias QAI, the Company had the following non-cash activity in 1997:

    Assets acquired:
        Accounts receivable, net                                                          $        266,605
        Inventory                                                                                  414,049
        Fixed assets                                                                               380,556
        Intangible assets                                                                        1,248,362
        Other                                                                                      176,046
                                                                                          ----------------

                                                                                                 2,485,618
    Liabilities assumed:
        Accounts payable and accrued liabilities                                          $       (291,098)
        Notes payable to related parties                                                          (830,000)
        Note payable to the Company                                                               (690,000)
        Long-term debt                                                                             (30,206)
                                                                                          ----------------
                                                                                                (1,841,304)

    Value of common stock issued                                                                  (660,938)

    Cash acquired $                                                                                (16,624)



NOTE 18.       GOING CONCERN CONSIDERATIONS

At  December  31,  1998,  the  Company  had  recorded  a loss  for  the  year of approximately $4,492,000 and a stockholders' deficit of $2,150,469.  The loss in
1998 was largely  attributable to certain  difficulties  introducing the AC-2 in other  regions of the  country  which  required  the Company to  reengineer  the product,  replace units already sold and accrue for future warranty costs.  Cash and accounts  receivable  were  inadequate  to pay accounts  payable and accrued expenses.  The Company does not meet certain debt covenants,  is past due on its
notes  payable  and,  if  foreclosed   upon,  could  lose  assets  required  for
operations.  In  addition,  the cooling and air  conditioner  business is highly seasonal,  and the Company  anticipates  that  approximately  half of its annual sales will be  obtained  during a  three-month  period from late spring to early summer.  The Company  believes that its future success,  if any, will be largely dependent  on its  ability to market its new  high-efficiency  water  cooled air conditioner, of which there can be no assurance.







In addition, the Company's operating results will be significantly dependent on a number of factors, such as, possible new product introductions by competitors, the ability to carry out its market plans and meet sales demands and the Company's dependence on a small number of large distributors. These matters raise substantial doubt about the Company's ability to continue as a going concern.

Management's plan to generate profits and develop adequate working capital for the Company's needs is as follows. During 1999, management intends to focus production efforts on its Aireeze line of evaporative coolers in order to stabilize cash flows. At the same time, management plans to remedy the problems with the AC-2 water cooled air conditioner and begin a new marketing campaign for the year 2000. Based on these efforts, management expects the Company to break even in 1999. These plans include negotiating extended payment terms with lendors, and for the customer and vendor liabilities along with obtaining additional asset based loans.

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



Dated:   April 12, 1999



                                                     RTI INC.



                                         By:_____________________________
                                             Rick E. Bacchus, President



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                               Title                        Date


_________________                      Director/CEO/CFO          April 12, 1999
Rick E. Bacchus


__________________                    Director/VP/Secretary      April 12, 1999
Rockney D. Bacchus


__________________                    Director/VP                 April 12, 1999
Ronald A. Bacchus


__________________                   Principal Accounting Officer  April 12, 1999
James Caylor


__________________                    Director                     April 12, 1999
Lanny Snodgrass
