Form 10KSB/A
period 1998-12-31
RTI INC
filed 1999-04-14
CIK 81699

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                              FORM 10-KSB/A
(Mark One)

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



Dated:   April 14, 1999



                                                     RTI INC.



                                         By:_____________________________
                                             Rick E. Bacchus, President



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                               Title                        Date


_________________                      Director/CEO/CFO          April 14, 1999
Rick E. Bacchus


__________________                    Director/VP/Secretary      April 14, 1999
Rockney D. Bacchus


__________________                    Director/VP                 April 14, 1999
Ronald A. Bacchus


__________________                   Principal Accounting Officer  April 14, 1999
James Caylor


__________________                    Director                     April 14, 1999
Lanny Snodgrass
