Form 10QSB
period 1999-03-31
RTI INC
filed 1999-05-07
CIK 81699

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                                     --------------------

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     APRIL 20, 1999  -   1,611,166   shares of common stock
     ----------------     -----------


    Transitional Small Business Disclosure Form    Yes [ ] No [X]

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS


                                                           RTI INC. AND SUBSIDIARIES
                                                           CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  BALANCE SHEET

                ASSETS                                           MARCH 31,       DECEMBER 31,
                                                                  1999               1998
CURRENT ASSETS
    Cash and cash equivalents                                       $ -           $ 9,361
    Accounts receivable, net of allowance
of $4,177 in 1999, and $ 4,876 in 1998                          264,372           191,497
    Inventory                                                 1,636,071         1,317,649
    Prepaid expenses and other                                  265,782            54,228
               Total current assets                           2,166,225         1,572,735

PROPERTY, PLANT AND EQUIPMENT, NET                            1,735,929         1,787,312
DUE FROM RELATED PARTIES                                        102,505           111,206
INTANGIBLE ASSETS, net of accumulated
amortization of $20,994 in 1999, and $21,687 1998             1,073,692         1,135,057
OTHER ASSETS                                                     35,649            31,635

               Total assets                                 $ 5,114,000       $ 4,637,945


The Notes to Financial Statements are an integral part of these consolidated statements.




                                  BALANCE SHEET
                       LIABILITIES AND STOCKHOLDERS' EQUITY
                                                               MARCH 31,        DECEMBER 31,
                                                                   1999            1998
CURRENT LIABILITIES
    Notes payable to related parties                          $ 588,383         $ 627,811
    Due to related parties                                      293,384           174,469
    Notes payable                                             1,276,084         1,173,363
    Due to costomer                                             385,000           404,207
    Accounts payable                                          1,067,000         1,088,297
    Accrued expenses                                            142,254           387,208
    Accrued warranty                                            556,473           621,312
    Accrued interest                                            170,726           139,578
    Current portion of capital lease obligation                  60,843            19,987
    Other current liabilities                                   141,219           180,000
    Current portion of long-term debt                           564,002           667,926
               Total current liabilities                      5,245,368         5,484,158
LONG-TERM DEBT
                                                                917,517           209,858
Provision for future Environmental Cost                         919,607           927,140
OTHER LIABILITIES                                               460,210           167,258
               Total liabilities                              7,542,702         6,788,414
STOCKHOLDERS' EQUITY
    Preferred stock, $.05 par value - shares
        authorized 2,000,000; shares issued
        and outstanding 100,000                                   5,000             5,000
    Common stock; $.08 par value - shares
        authorized 25,000,000, issued and
        outstanding 1,611,166 at year-end  1998
       and 1,611,166 at March 31, 1999                          128,894           128,493
    Additional paid-in capital                               18,115,261        18,115,261
    Accumulated deficit                                     (20,677,857)      (20,399,624)
   Total stockholders' equity                                (2,428,702)       (2,150,870)
   Total liabilities and stockholders' equity                 5,114,000       $ 4,637,544



                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                   THREE MONTHS ENDED MARCH 31,
                                                                 1999               1998

Net sales                                                     $ 836,660         $ 974,406
Cost of sales                                                   537,181         1,163,803
    Gross profit (loss)                                         299,479          (189,397)
Selling, general and administrative expenses                    320,493           409,987
Research and development expenses                                38,703           250,140
               Total operating expenses                         359,196           660,127
               Loss from operations                             (59,717)         (849,524)
Other income (expense)
    Rental income                                                19,510            19,510
    Expenses of Rockaway Industrial Park,
        including interest expense of $5,500
        in every year                                           (19,510)          (17,032)
    Interest income (expense)                                  (154,682)          (63,005)
    Other income                                                      -               753
               Total other income (expenses)                   (154,682)          (59,774)
               Loss from continuing operations                 (214,399)         (909,299)
Discontinued operations
    Loss from irradiation operations                                  -                 -
               Net loss before income taxes
Income taxes
Net loss                                                     $ (214,399)       $ (909,299)
Weighted Average Shares                                       1,611,166         1,507,555
Net loss per share                                               ($0.13)           ($0.60)



                                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       THREE MONTHS ENDED MARCH 31,

                                                                   1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Loss                                               $ (214,399)       $ (909,299)
      Adjustments to reconcile net loss to
      net cash applied to operating activities:
            Depreciation and amortization                       101,261            82,848
            Allowance for doubtful accounts                       4,178             4,876
            Allowance for warranty expense                        8,356             9,744
            Imputed interest on note payable                          -                 -
            (Increase) decrease in:
               Accounts receivable                              (72,875)          (95,548)
                Restricted deposits                                   -                 -
                Due from affiliate                                    -                 -
                Inventories                                    (318,422)          657,278
                Other assets                                     (4,014)
                Prepaid expenses and other                     (211,554)          (56,429)
             Increase (decrease) in:
                  Due relatives parties                          79,487
                 Due to customers                               (19,207)
                 Accrued warranty                               (64,839)
                Accounts payable                                (21,297)         (126,934)
                Accrued interest                                 31,148
                Accrued expenses                               (244,954)           38,025
                Other liabilities                               191,099           (41,442)
               TOTAL ADJUSTMENTS                               (541,634)          472,420
               Net cash applied to operating activities        (756,033)         (436,879)
 CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of fixed assets                                (46,123)          (10,206)
       Reduction in notes receivable                                  -                 -
       Purchase of business, net of cash acquired
       Purchases of other assets                                      -           (19,162)
                Net cash (applied to) provided by
                investing activities                            (46,123)          (29,368)
 CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from sale of common stock                             -           490,439
       Proceeds from notes payable                              809,374
        Proceeds from related party notes
       Payments on related party notes
       Payments on short-term loans                                   -
       Payments on long term debt                                     -            (5,810)
               Net cash provided by (applied to)                809,374           484,629
               financing activities
 Net increase (decrease) in cash and cash equivalents           (30,093)           18,382
 Cash and cash equivalents, beginning of period                  30,093            11,712
 Cash and cash equivalents, end of period                           $ -          $ 30,093



                            RTI INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Information as of March 31, 1999 and 1998, and
                  for the three months then ended on 1999 is unaudited)


1.       BASIS OF PRESENTATION

         In the opinion of management of RTI Inc. (with its Subsidiaries, the "Company"), the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the company's financial position as of March 31, 1999, its results of operations and its cash flows for the three months ended March 31, 1999 and 1998. Results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

         Information included in the consolidated balance sheet as of December 31, 1998 has been derived from the Company's audited consolidated financial statements in its Annual Report on Form 10-KSB for the year ended December 31, 1998, to which reference is made. Certain information included in the audited consolidated financial statements and related notes prepared in accordance with generally accepted accounting principles may have been condensed or omitted.


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

During the first quarter of 1999 the company was focused on recovering the confidence in "AC2" central air conditioner and pushing the Evapcon and Aireze lines as hard as possible.


3.       ROCKAWAY INDUSTRIAL PARK

         The Company owns a 248 acre parcel of land ("Parcel I") in Rockaway, New Jersey (47 acres of which have been leased to SteriGenics International), that is contiguous to a 15 acre operating parcel that is the site of an irradiation processing facility leased to SteriGenics International("Parcel II" and, with Parcel I, the "Rockaway Industrial Park"). Since 1985, the Company has been seeking a buyer for Parcel I. However, the Company's ability to sell Parcel I is impaired until the completion of an environmental cleanup and remediation program, and its ability to recover its current book value of $50,000 in 201 acres of Parcel I is impaired by unpaid outstanding non-recourse property taxes for the years 1993, 1994, 1995, 1996, 1997,1998 and the first quarter of 1999 totaling $314,558, which have been accrued in the financial statements under "Other liabilities". As a result of engineering tests that commenced in 1981, the New Jersey Department of Environmental Protection (the "DEP") issued a directive in 1986 ordering a remedial investigation and feasibility study (the "Study") designed to determine the nature and extent of contamination on the Rockaway Industrial Park property. The Company agreed to pay the costs of the Study and entered into an Administrative Consent Order with the DEP. In 1989, the DEP issued a Second Directive to pay for an additional environmental study and DEP oversight costs. In 1993, the Company entered into an Administrative Consent Order ("ACO") with the DEP. Cost reimbursement to the DEP under the ACO includes applicable DEP expenditures beginning July 1, 1982 and future DEP oversight costs. In August 1996, the Company made a payment of $575,000 to the DEP as full settlement of all outstanding claims asserted under the ACO. The Company subsequently paid additional claims by the DEP for oversight costs through October 31, 1996.

         In April 1996, the DEP responded to the Company's petition to change the Remedial Action Work Plan under the Record of Decision, and advised the Company that a pilot test of the CleanOx remediation program, undertaken by the Company on its Rockaway property, was not considered conclusive. In September 1996, the Company completed a second CleanOx test, which reduced the contamination, but did not result in remediation of the groundwater. On March 7, 1997, the DEP reaffirmed its requirement that the Company comply with the ROD. In October 1997, the Company submitted a remediation proposal to the DEP, the cost of which would approach $1 million over an eight year period. The Company has accrued $919,606.90 as March 31,1999 for long term environmental expenses under "Environmental provision".

         The Company had also been named a respondent by the EPA in environmental proceedings relating to the "Nascolite" Superfund site in New Jersey. In May 1997, the Company paid $32,247 in settlement of EPA's Nascolite claims.

Rockaway sales commitment

On April 20, 1999 the Company signed an agreement to sell the property. The buyer will assume liabilities, including the environmental and taxes. The Company believes that sale will occur during 1999.

As the sale of the Rockaway industrial park transpires the main responsibility of cleaning the contamination will be at the expense of the buyer.

The sale will provide no funds to RTI and is essentially an assumption of liabilities in exchange for the property. RTI did not generate the contamination and has not been charged with contributing to the contamination of the property. RTI has suffered the expense of this superfund site because it purchased the property from the prior owner and RTI was the legal owner when the contamination was discovered. Some of the major expenses associated with RTI owning the facility have been:

         Rockaway Property (including improvements @ current book value)                $485,532

         August 1996 payment to the New Jersey Department of
         Environmental Protection   (NJDEP)                                     $575,000

         Non Recourse Property Tax Accrued                                      $314,558

         Note to Thiokol (interest included)                                            $312,499

         Accrued for environmental provision (as of March 31, 1999)                     $919,606


There have also been other expenses for studies, consultants, and other cleaning expenses that have been borne by RTI.


Some of the major liabilities RTI may be relieved of by the sale are:

         Cash to be realized by RTI                                                 $0

         Non Recourse Property Tax Accrued                                      $314,558

         Note to Thiokol (interest included)                                    $312,499

         Accrued for environmental provision (as of March 31, 1999)             $919,606

         Less: Rockaway Book Value net of Depreciation                          ($377,662)

The signing of the sales commitment does not provide assurance that the transaction will be completed or that all or all parts of the above liabilities will be removed. No effect has been given to the pending sale in the company's financial records.


Mexico:
The Juarez plant in Mexico is regulated by the SEMARNAP (Mexican Department of Ecology). The plant has no industrial liquid emissions (only sewage from employee bathrooms). The plant has solid waste that is disposed of in accordance with regulations. Solid waste in the form of scrap material and other products from USA origin are returned to the USA for disposal. Solid waste in the form of scrap material and other products from Mexican origin are disposed of in Mexico. The manufacturing facility uses dust traps to recover and reuse grinding dust. Fume hoods are ducted to a central air cleaner before being exhausted. In March and April 1999 the company underwent a major ecological review conducted by the Mexican Government and received a clean report. The company expects to have ongoing expenses for emissions controls and for periodic audits. The issuance of a clean report in 1999 does not provide assurance that future reviews will also be clean, and a future review could require unforeseen additional measures that could have a material adverse effect on the company's business and financial condition.

5.       SHORT TERM BORROWINGS


         The Company had a related party note outstanding at March 31, 1999, for $588,383 with its former Chairman and CEO, Theo W. Muller (Muller Note), and another for $26,511 with Frellum Corporation (Frellum Note), which is owned 51% by Mr. Muller. These notes, which were due on February 20, 1998, were renegotiated effective February 21, 1998. The terms of the Muller Note was increasing to 12% annual interest rate up to August 20 of 1998 and 18% thereafter. The terms of the Frellum Note are 12% annual interest, the balance along with accrued interest are due and payable on February 20, 2000.

The company has a related party note outstanding at March 31, 1999, for $26,025.47 with its CEO Rick Bacchus( Rick's note) . The terms of Rick's Note are 16%,the balance along with accrued interest are due upon request.

The Company entered into a factoring arrangement with a Financing company in February 1998. The terms are for interest of 2.75% for the first 30 days, with an additional charge of 1% for each additional 15 days the invoice is outstanding. As of March 31, 1999, the Company had factored accounts receivable in the approximate amount of $200,910.

The Company also obtained a credit line up to $1.81 million with a financing company, using as collateral its inventory ,As of March 31, 1999 the Company had used $896,096 of the credit line.
 The Company has expectations that in the following months based on how the 1999 business plan is met the Company can raise money from the stock market. No assurances can be given that funds will be raised, but for the first quarter of 1999 the company met its 1999 business plan.



6.       STATEMENT OF CASH FLOWS

         Supplemental disclosures of cash flow information are as follows:

                                Three months ended March 31,
                                     1999          1998
                                 -----------    ----------
         Interest paid            $154,682          $64,564
         Income taxes paid           --              --


ITEM 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998.

Net sales for the three months ended March 31, 1999, were $836,660
Compared to $974,406 in 1998. Sales of the AC2 unit in 1999 were $129,594 compared to $655,394 in 1998. This reduction was caused by the problems that AC2 had in 1998 but, the product is regaining confidence.

         Cost of sales dropped from $1,153,083 in the first quarter of 1998 compared to $537,181 for the same period in 1999. Better material usage and standard production of the AC2 made that possible. Additionally, the 1999 costs to upgrade prior year units were applied to Warranty reserve, The company upgrade approx. 600 units with a cost of $71,352.

         The air cooling and air conditioning business is highly seasonal, and the first quarter is not an indicator of results for the year. The majority of Company sales take place in the second and third quarters of the year.

         Selling, general & administrative costs were $320,493 in the first quarter of 1999 compared to $409,987 in the same period of 1998. Research and development costs totaled $38,703 in the quarter ending March 31, 1999, while they were $250,140 in the same quarter of 1998.

       For the first quarter of 1999 rental income from the Rockaway Industrial Park, was offset by its expenses compared with the net income of $2,478 in 1998 same period.

         Because of the costs described above, the Company incurred a loss from operations of $214,399 in the first quarter of 1999. This compares with an operating loss of $909,299 for the same period in 1998.

         For the three months ending March 31, 1999 the Company incurred net interest expense of $154,682 as compared with net interest expenses of $63,005 in the first quarter of 1998. Interest expense has increased due to the Company factoring its receivables and obtaining inventory loans to fund operations and the buildup of accounts receivable and inventory in anticipation of seasonal sales in the second and third quarters of 1999, reflecting working capital demands of a seasonal business. The net loss of $214,399 or $0.13 per share for the first quarter of 1999, compares with a loss of $909,299 or $0.60 per share in the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         During the first three months of 1999, the Company generated $809,374 in cash from its notes payable from a financing company, and applied that primarily to operations such as building inventory ,accounts receivables and interest.


The net cash of zero as of March 31,1999 was decreased compare to $30,093 at the end of the first quarter of 1998.

The Company will have significant equity capital and working capital needs in 1999. The anticipated sales levels require the infusion of additional equity capital, as well as a line of credit to meet the working capital needs due to the seasonally of the air cooling and air conditioning business. The Company is presently seeking financing through capital investment regarding a private placement of common stock. There can be no assurance that such private placement will be consummated. Should the Company be unable to obtain any financing, it may have to limit its operations and inventories, and therefore its future sales volume.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         During the first quarter of 1999 several vendors started legal action to collect their payments, The Company has accrued $20,000 since September 1998 for that propose. The renegotiations of the debt were largely accomplished with about 65% of the vendors but some of the agreements have not been funded due to lack of cash to make payments.

The original agreement than the Company had with the Internal Revenue Service was too high (the payment for back taxes) to accomplish, therefore the company started a new negotiation to make lower payments and a longer period to pay. As March 31,of 1999 total debt to IRS is for $182,917.

The company received a bridge loan on April of 1998 for $540,000 payable on January 22 of 1999 which is in default, as well as another bridge loans was received on September 1998 for $25,000 , payable on June 22 of 1999. The first bridge loan notes have not been renegotiated, the note holders can take legal action or exercise the warrants of $4.50 each , which will expire on April 22 of 2003.

Beginning the Third quarter of 1998 Officers of the company Rick Bacchus, Ron Bacchus and Rocky Bacchus had not received the full payroll check, Total delinquent payroll accrued as March 31,of 1999 is $70,469.23.

ITEM 2.  CHANGES IN SECURITIES

             None.

                                    SIGNATURE


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     RTI  INC.




Date: May 7, 1999                     By: /s/ RICK E. BACCHUS
                                      ---------------------------
                                          Rick E. Bacchus
                                          Acting Chief Executive Officer
                                          And Principal Accounting Officer