Form 10QSB
period 1999-06-30
RTI INC
filed 1999-08-05
CIK 81699

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                                     --------------------

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     JULY 23, 1999  -   1,611,166   shares of common stock
     ----------------     -----------


    Transitional Small Business Disclosure Form    Yes [ ] No [X]




PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS


                                                                                       RTI INC. AND SUBSIDIARIES
                                                                                   CONSOLIDATED FINANCIAL STATEMENTS
                                                                                    (UNAUDITED)

                                                                                   BALANCE SHEET

               ASSETS                                                        JUNE 30 ,                      DECEMBER 31,
                                                                               1999                            1998

        CURRENT ASSETS
            Cash and cash equivalents                                        $     -        0%         $   9,361          0%
            Accounts receivable, net of allowance
        of $10,072 in 1999, and $13,214 in 1998                             842,365         15%          191,497          4%

            Inventory                                                     1,647,859         29%        1,317,649         28%

            Prepaid expenses and other
                                                                            248,278         4%            54,228          1%

                       Total current assets                               2,738,502         48%        1,572,735         34%


        PROPERTY, PLANT AND EQUIPMENT, NET                                1,727,005         30%        1,787,312         39%


        DUE FROM RELATED PARTIES                                            102,505          2%          111,206          2%


        INTANGIBLE ASSETS, net of accumulated
        Amortization of $34,250 in 1999, and $21,687 1998                 1,052,877         19%        1,135,057         24%


        OTHER ASSETS                                                         48,428          1%           31,635         1%


                       Total assets                                     $ 5,669,317       100%      $ 4,637,945         100%


        The Notes to Financial Statements are an integral part of these consolidated statements.

                                                                                   BALANCE SHEET

               LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                JUNE 30                  DECEMBER 31,
                                                                                1999                        1998

   1999 CURRENT LIABILITIES
      1     Notes payable to related parties    *                         $  632,648      7.6%        $  627,811        9.2%  *
      2     Due to related parties BII           *                        $  231,749      2.8%        $  174,469        2.6%  *
      3     Notes payable TCC                    *                       $ 1,910,890     23.0%        $  606,861        8.9%  *
      4     Due to customer                      *                        $  185,000      2.2%        $  404,207        6.0%  *
      5     Accounts payable                     *                       $ 1,367,045     16.4%       $ 1,088,297       16.0%  *
      6     Accrued expenses                     *                        $  353,508      4.3%        $  387,208        5.7%  *
      7     Accrued warranty                     *                        $  377,611      4.5%        $  621,312        9.2%  *
      8     Accrued interest                     *                        $  257,343      3.1%        $  139,578        2.1%  *
      9    Capital lease obligation              *                         $  68,452      0.8%         $  19,987        0.3%  *
     10     Other current liabilities            *                        $  216,341      2.6%        $  180,000        2.7%  *
     11     Bridge loan                          *                        $  564,002      6.8%        $  566,502        8.3%  *
     12 Current portion of long term debt        *                       $  682,364       8.2%       $  667,926         9.8%  *

                       Total current liabilities                         $ 6,846,953     82.4%       $ 5,484,158       80.8%

        LONG-TERM DEBT
     13 SBA  & Norwest net from current portion                           $  454,248      5.5%        $  209,858        3.1%  *

     14 Provision for future Environmental Cost                           $  888,955     10.7%        $  927,140       13.7%  *
     15 Convertible notes                                                  $  76,000      0.9%

     16 Trio deposit ( ACE )                                               $  23,590      0.3%           $     -
     17 Rock away Property Tax net of the current portion                  $  23,558      0.3%       $  167,258         2.5%

                       Total liabilities                                $ 8,313,304     100.0%      $ 6,788,414       100.0%

        STOCKHOLDERS' EQUITY
            Preferred stock, $.05 par value - shares
                authorized 2,000,000; shares issued
                and outstanding 100,000                                    $   5,000                   $   5,000
            Common stock; $.08 par value - shares
                authorized 25,000,000, issued and
                outstanding 1,611,166 at year-end  1998
               and 1,611,166 at March 31, 1999                            $  128,894                  $  128,493
            Additional paid-in capital                                   $18,115,261                 $18,115,261
            Accumulated deficit                                       $ (20,893,142)              $ (20,399,223)

           Total stockholders' equity                                  $ (2,643,987)               $ (2,150,469)

           Total liabilities and stockholders' equity                   $ 5,669,317                 $ 4,637,945





                                                                                 CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              SIX MONTHS ENDED JUNE 30,
                                                                          1999                       1998

        Net sales                                                        $ 2,011,897                 $ 2,308,945
        Cost of sales                                                      1,424,108        71%        2,468,338         107%

            Gross profit (loss)                                              587,789        29%         (159,393)         -7%


        Selling and Marketing                                                162,604         8%           264,338         11%

        General and administrative expenses                                  511,964        25%           643,369         28%

        Research and development expenses                                     42,864         2%            97,007          4%

                       Total operating expenses                              717,432        36%         1,004,714         44%


                       Loss from operations                                (129,643)        -6%       (1,164,107)        -50%


        Other income (expense)

            Rental income                                                    19,510           1%          10,625         0%

            Expenses of Rockaway Industrial Park,
                including interest expense of $5,500
                in every year                                              (19,510)          -1%

            Interest income (expense)                                     (385,152)         -19%         (145,965)         -6%

            Other income
                                                                                                              -
                       Total other income (expenses)                       (385,152)         -19%         (135,340)         -6%


                       Loss from continuing operations                     (514,795)         -26%       (1,299,447)        -56%


        EXTRAORDINARY INCOME                                                113,064            6%                            0%


                                                                                   -                           -
                       Net loss before income taxes

        Income taxes
        Net loss                                                       $  (401,731)      -20%     $ (1,299,447)        -56%

        Weighted Average Shares                                          1,611,166                   1,565,599


        Net loss per share                                                 ($0.25)                     ($0.83)

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    SIX  MONTHS ENDED JUNE30 ,
                                                                                1999                 1998

        CASH FLOWS FROM OPERATING ACTIVITIES:
               Net Loss                                                 $  (401,731)               $ (1,299,447)

               Adjustments to reconcile net loss to net cash applied to operating activities:

                      Depreciation and amortization                         223,266                     158,782
                      Allowance for doubtful accounts                        10,072                      13,727
                      Allowance for warranty expense                             -                       22,757
                      Imputed interest on note payable                           -                           -
                      (Increase) decrease in:
                         Accounts receivable                                 (650,868)                 (170,285)
                          Restricted deposits                                    -                           -
                          Due from affiliate                                     -                       (1,445)
                          Inventories                                        (330,210)                   351,588   (330,210)
                          Other assets                                        (16,793)                                16,793
                          Prepaid expenses and other                         (194,050)                  (167,833)   (194,050)
                       Increase (decrease) in:
                            Due relatives parties                              (8,701)                    69,158
                           Due to customers                                  (219,207)                               219,207
                           Accrued warranty                                 (243,701)                                243,701
                          Accounts payable                                   278,748                      180,707   (278,748)
                          Accrued interest                                    117,765                               (117,765)
                          Accrued expenses                                    65,580                      17,770
                          Other liabilities                                   36,341                     (41,442)      36,341
                             TOTAL ADJUSTMENTS                              (931,758)                    433,484

                             Net cash applied to operating
                             activities                                  (1,333,489)                    (865,917)

         CASH FLOWS FROM INVESTING ACTIVITIES:
                Purchases of fixed assets                                   (86,899)                    (158,330)
                Reduction in notes receivable                                   -                           -
                Purchase of business, net of cash acquired
                Purchases of other assets                                       -                        (23,315)


                              Net cash (applied to) provided by
                              investing activities                          (86,899)                   (181,645)


         CASH FLOWS FROM FINANCING ACTIVITIES:
                Proceeds from sale of common stock                             -                         490,439
                Proceeds from notes payable                               1,403,619
                 Proceeds from related party notes                            4,837                       48,405
                Payments on related party notes                                                          (26,511)
                Changes in short-term borrowing                                                          541,502
                Payments on short-term loans                                     -

                Payments on long term debt
                                                                                   -                    (15,011)

                             Net cash provided by (applied to)            1,408,456                    1,038,824
                             financing activities

         Net increase (decrease) in cash and cash equivalents               (9,361)                     (8,738)
         Cash and cash equivalents, beginning of period                      9,361                      11,712
         Cash and cash equivalents, end of period                         $     -                    $   2,974





                            RTI INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information as of June 30, 1999 and 1998, for the three months then ended and for the six-months then ended is unaudited).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations "includes" forward-looking statements "within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Form 10-Q are forward-looking. In particular, the statements herein regarding industry prospects and our future results of operations or financial position are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. The section entitled "Additional Factors That May Affect Future Results" describes some, but not all, of the factors that could cause these differences.


OVERVIEW

1.       BASIS OF PRESENTATION

In the opinion of management of RTI Inc. (with its Subsidiaries, the "Company"), the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the company's financial position as of June 30, 1999, its results of operations and its cash flows for the six months ended June 30, 1999 and 1998. Results of operations for the six-month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

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


2.       AIR CONDITIONING AND COOLER OPERATIONS

         With its acquisition of the business of Quality Air Inc. in February 1997, the Company engaged in the manufacture, marketing and selling of residential coolers and of central air conditioning equipment. The AC2 utilizes patented evaporative technologies to air condition homes and small businesses with reduced electricity usage when compared to standard air conditioners. The AC2 is assembled in the Company's Westway, Texas factory. In 1997, this factory was purchased, equipped for producing the AC2, and a work force trained to manufacture the AC2. During the first half of 1999 the company was focused on recovering confidence in the "AC2" central air conditioner and pushing the Aireze product line as hard as possible.

3. ROCKAWAY INDUSTRIAL PARK (Superfund Site)

For a more detailed description of the Rockaway "Superfund" site please see the companies 10K report for the year ended December 1998.

The Company owns a 248 acre parcel of land ("Parcel I") in Rockaway, New Jersey (47 acres of which have been leased to SteriGenics International), that is contiguous to a 15 acre operating parcel that is the site of an irradiation processing facility leased to SteriGenics International("Parcel II" and, with Parcel I, the "Rockaway Industrial Park"). Since 1985, the Company has been seeking a buyer for Parcel I. However, the Company's ability to sell Parcel I is impaired until the completion of an environmental cleanup and remediation program, and its ability to recover its current book value of $50,000 in 201 acres of Parcel I is impaired by unpaid outstanding non-recourse property taxes for the years 1993,1994,1995,1996,1997,1998 and the first half of 1999 totaling $323,558, which have been accrued in the financial statements under "current portion of long term debt $300,000 and Rockaway property tax $23,558.

As a result of engineering tests that commenced in 1981, the property has been named an EPA "Superfund Site" and there have been ongoing cleanup operations. There is a remediation proposal to complete the cleanup over the next eight years.

Rockaway sales commitment

On April 20, 1999 the Company signed an agreement to sell the property. The sale will provide no funds to RTI and is essentially an assumption of liabilities in exchange for the property, with no cash to RTI. The buyer will assume liabilities, including the environmental and taxes. As the sale of the Rockaway industrial park is consumated the responsibility of cleaning the contamination will be at the expense of the buyer. The buyer is in a due diligence period and the Company believes the sale will close during the third quarter of 1999.

RTI did not generate the contamination and has not been charged with contributing to the contamination of the property. RTI has suffered the expense of this superfund site because it purchased the property from Thiokol and RTI was the legal owner when the contamination was discovered. Some of the major expenses associated with RTI owning the facility have been:

         Rockaway  Property  (including   improvements  @  current  book  value)
         $485,532 August 1996 payment to the New Jersey Department of
                  Environmental Protection (NJDEP)                                      $575,000
         Non Recourse Property Tax Accrued                                              $323,558
         Note to Thiokol (interest included)                                            $318,004
         Accrued for environmental provision (as of June 30, 1999)                      $888,955
                                     Listed Items                                     $2,016,624

There have also been other expenses for studies, consultants, and other cleaning expenses that have been borne by RTI.




Some of the major liabilities RTI may be relieved of by the sale are:

         Cash to be realized by RTI                                                  $0
         Non Recourse Property Tax Accrued                                           $323,558
         Note to Thiokol (interest included)                                         $318,004
         Accrued for environmental provision (as of March 31, 1999)                  $888,954
         Less: Rockaway Book Value net of Depreciation                              ($366,130)
                                    Listed Items                                   $1,164,386

An oral status update was requested from the buyer on July 27, 1999, and the buyer indicated that to that date the "due diligence" has uncovered no problems that will block the closing of the sale. The property is a lush forested area of New Jersey that the buyer plans to develop. There is current income from the property tenants and the buyer has met with local officials to obtain permission for additional tenants. A second potential buyer has expressed interest in the property if the present sales commitment is not closed. The signing of the sales commitment does not provide assurance that the transaction will be completed or that all or all parts of the above liabilities will be removed. No effect has been given to the pending sale in the company's financial records.


5.       SHORT TERM BORROWINGS

         The Company had a related party note outstanding at June 30, 1999, for $588,383 with its former Chairman and CEO, Theo W. Muller (Muller Note), and another for $26,511 with Frellum Corporation (Frellum Note), which is owned 51% by Mr. Muller. These notes, which were due on February 20, 1998, were renegotiated effective February 21, 1998. The terms of the Muller Note was increasing to a 12% annual interest rate up to August 20 of 1998 and an 18% rate thereafter. The terms of the Frellum Note are 12% annual interest, the balance along with accrued interest are due and payable on February 20, 2000.

The company has a related party note outstanding at June 30, 1999, for $17,754.08 with its President Rick Bacchus( Rick's note). The interest rate of Rick's Note is 16%, the balance along with accrued interest are due upon request.

The Company entered into a factoring  arrangement with Texas Capital Corporation
(TCC) of Austin, Texas in February 1998. The terms are for interest of 2.75% for the first 30 days, with an additional charge of 1% for each additional 15 days the invoice is outstanding. As of June 30, 1999, the Company had factored accounts receivable in the approximate amount of $579,517.

The Company also obtained a credit line of up to $1.81 million with TCC, using the inventory as collateral, As of June 30, 1999 the Company had used $1,340,749 of the credit line.

On June 16, 1999 the Company issued a convertible note offering for up to $800,000, in $25,000 convertible notes. As of June 30 of 1999 the company received funds of $76,000. The company has 3 notes outstanding that will accrue 12% annual interest rate for 18 months and the notes are convertible into shares during this time or at the end of the period.

6.       STATEMENT OF CASH FLOWS

  Supplemental disclosures of cash flow information are as follows:

                                Six months ended June 30,
                                     1999          1998
                                 -----------    ----------
         Interest                 $385,152       $64,564
         Income taxes                --             --



ITEM 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RTI is a developer and manufacturer of high efficiency air conditioning equipment. RTI has patented technology and patents pending. RTI has the highest efficiency air conditioning equipment rated under ARI Standard 210 (Air Conditioning and Refrigeration Institute). RTI's AC2 technology has achieved an efficiency increase that Pacific Gas & Electric Company measured as being an average of 102% better than 10 SEER "High Efficiency" air cooled air conditioners (70% plus of US sales). The AC2 technology is cost efficient to manufacture and AC2's initial price is competitive with premium performance air conditioners from the existing manufacturers.

RTI defines five market segments: 1) Residential Evaporative {Aireze & Trio}, 2) Residential Split Systems 2 - 8 ton capacity {AC2 & S1}, 3) E2Pak and E3Pak Systems (commercial Trio), 4) Industrial/ Institutional 50 - 300 ton capacity {Water Chiller Venture} and, 5) Commercial 3 - 30 ton capacity {primarily package units}. Please note that E3Pak, Water Chillers, and Commercial Package units are all in various stages of development and are not yet being sold. RTI does not currently include window air conditioners or motel units in its market segments. The following table shows the sales by market segment.

------------ --------- --------- ----------- --------- --------- ----------- --------- -------------- --------------
$ in          Apr-      Apr-       % Change   Jan       Jan-       % Change   Jan       Jan-             % Change
thousands     Jun 99    Jun 98               -Mar 99    Mar 98               -Jun 99   Jun 98
------------ --------- --------- ----------- --------- --------- ----------- --------- -------------- --------------

AC2/EvapCon    462       655       -29.47      136       637       -78.65      598         1,292         -53.72

Aireze         602       621       -3.06       694       323       114.86     1,296         944           37.29

E2Pak           78        52         50         0         36        -100        78          88           -11.36

Trio            12        0          NA         0         0          NA         12           0             NA

Misc.           25        1        2,400        1         20        -95         26          21            23.81
------------ --------- --------- ----------- --------- --------- ----------- --------- -------------- --------------

In 1997 the AC2 was certified for performance (by ARI) and safety (by ETL to UL standard 1995), just after the cooling season. For this reason there was essentially no field installation experience on the newly designed AC2 units. In 1998 the AC2 product line had substantial field problems primarily related to a freeze protection control system. The problems emerged at the beginning of the 1998 cooling season after nearly 3,000 AC2 units had been built. The AC2 controls problems would shut units down erratically and a series of five recalls were made to attempt to correct the flaws with "immediately available" alternate controls components. The recalls and the associated re-manufacturing of the AC2 units to attempt rushed corrections during the 1998 summer cooling season led to a severe loss in 1998. The controls malfunctions were primarily caused by a water level sensing device and a submerged temperature sensing device.

Since the summer of 1998, RTI has redesigned the AC2 unit controls to eliminate problems experienced in 1998, insure high reliability in the controls, and simplify the controls system. RTI has taken field experience to enhance the total AC2 reliability and these enhancements were laboratory verified with good results. A 1999 AC2 unit Field test program to check operation was briefly field verified, and then the units in inventory were upgraded. A Field Upgrade Program is being implemented and units are being upgraded in the field. During 1998 the repeated controls failures were happening in the field within a few weeks. At this point the field results have been very good with half a season of use, but the controls have not yet been field proven for a full season, and the field upgrades are still in progress.

Feedback from AC2 dealers (installing contractors) indicated that the energy efficiency goals had been achieved in the field, but that AC2 reliability had to substantially improve in order for AC2 sales to grow instead of declining. The 2
- 5 ton size air conditioning market in the United States is approximately 5 billion dollars per year. Management desires to achieve a substantial market share (5% plus) over the next five years and Management's main goal for 1999 is to overcome the problems related to the AC2 units and prove the reliable operation of AC2 units in the field. As a consequence of achieving the reliability goal in 1999, marketing efforts were cut and an overhead reduction plan was implemented to keep the operating loss for 1999 below 1 million dollars verses a nearly 4.5 million loss in 1998. The AC2 portion of marketing expenditures were dramatically cut while efforts were focused on solving product problems and proving the solutions with field results. The Aireze Marketing was slightly increased and refocused to increase sales strength in the local market and begin expanding sales into the Southwest market area. The net total Selling and Marketing expenditures were cut by almost 40% for the first six months of 1999 verses the same period in 1998. Accordingly the AC2 sales were down 53% while Aireze sales were up 37% for the same period. Aireze sales increases were primarily from strengthening sales in the New Mexico & El Paso market. E2Pak sales were down 11% for the first six months because the major customer had a sales slump in its business such that there were no E2Pak sales in the first quarter and the second quarter E2Pak sales were up 50% verses the same period in 1998.

Management is pleased with the AC2 field results and is working to achieve field results that can enable the Company to raise much needed capital and become profitable in 2000.

The company signed an agreement with the EPA to be an EPA "Energy Star Partner" and RTI is now listed on the EPA Energy Star Web page under the manufacturer's section for "labeled heating & cooling equipment" for the "Air Source Heat Pump and Central Air Conditioning Manufacturers". RTI's AC2, EvapCon and new products which meet the Energy Star guidelines can now receive favorable financing and other advantages of the "Energy Star" program.

The company's development department achieved laboratory performance results indicating an efficiency of approximately 40 EER at the SEER efficiency test conditions on a new product line trade named "Trio". This efficiency level is more than double that of the companies' AC2 product line and believed to be a substantial advance. The Trio product line has been field tested in the El Paso area and begun sales in the El Paso market only.

The gross profit of 29% for the first six months of 1999 verses the negative 7% for the same period in 1998 reflects a dramatic turnaround. Cost of sales dropped from $1,315,255 in the second quarter of 1998 to $886,927 for the same period in 1999. Better material usage on Aireze and standard production of the AC2 helped make that possible. The primary reason for the improvement in gross margin is the AC2 units were not having new field problems that required redesigns of components in 1999. The 1999 costs to upgrade prior year units were applied to Warranty reserve, and the company upgraded approximately 350 units in the second quarter with a cost of $173,033 (~$494 each). During the first six months the company upgraded approximately 950 units with a cost of $244,385 (~$257 each) which includes labor, materials, freight and overhead.

The company has manufacturing facilities in Sunland Park, New Mexico, Westway Texas, and Juarez Mexico. These facilities are operating far under capacity with the present sales level and management is working on several programs to cut costs and increase gross margins to a target of 30% - 40% (depending on product line). The plans being considered include keeping all the facilities to have available plant space for future growth, and plans to sell the Westway facility and consolidate operations into Juarez. The Westway plant has been listed for sale in accordance with the planning.

The General and Administrative expenses were cut from $643 thousand for the first half of 1998 to $512 thousand for the same period in 1999. This $131 thousand reduction reflects substantial improvements in the utilization of accounting information to make overhead cuts and the combination of jobs to reduce costs.

Research and development costs totaled $4,161 in the quarter ending June 30,1999 while they were $49,140 in the same quarter of 1998. The expense decrease in Research and development compares favorably because the company capitalized $34,580 for plugs and molds for the new "Trio" product, also the company capitalized $15,052 from Selling, general & administration for the same purpose. Research and development costs totaled $42,864 in the first six months of 1999, while they were $97,007 in the same period of 1998.

For the first quarter of 1999 rental income from the Rockaway Industrial Park, was offset by its expenses compared with the net income of $8,147 in 1998 for the same period. For the first half of 1999 rental income from the Rockaway Industrial Park, was offset by its expenses compared with the net income of 10,625 in 1998.

The biggest negative factor is the increase in interest expense. For the three months ending June 30,1999 the Company incurred net interest expense of $230,570 as compared with net interest expenses of $82,960 in the second quarter of 1998. The interest expense increased from $146 thousand for the first half of 1998 (6% of sales) to $385 thousand for the same period in 1999 (19% of sales). Interest expense has increased due to the Company factoring its receivables and obtaining inventory loans to fund operations, the buildup of accounts receivable, and inventory. These additional financings to fund working capital, in addition to the previous notes caused the interest expense to go up. See 5-Short term borrowings

Because of the costs described above, the Company incurred a loss before interest, other income and extraordinary income of $69,926 for the second quarter compared to a loss of $314,583 for the same period in 1998.

Extraordinary income of $113,064 was posted during May and June of 1999. Bacchus industries (a Related company) and RTI agreed that Bacchus Industries would assume the Spec Air Lease and pay for the equipment that was directly leased. The $113,064 charge is for the lease amounts from February of 1997 to June of 1999. Bacchus Industries will pay $4,000 a month with no cash-in for the company, Bacchus industries will pay this payment with future royalties accrued.

The net loss of $187,332 or $0.12 per share for the second quarter of 1999, compares with a loss of $390,148 or $0.25 per share in the second quarter of 1998.

Because of the costs described above, the Company incurred a loss before interest, other income and extraordinary income of $129,643 for the first half of 1999 compared to a loss of $1,164,107 for the same period of 1998. The net loss of $1,299,447, or $0.83 per share for the first half of 1998, compares with a loss of $401,731 or $0.25 per share in the same period in 1999.

The air cooling and air conditioning business is highly seasonal, and the second quarter is not an indicator of results for the year.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 1999, the Company generated $1,408,456 in cash from its notes payable to TCC, notes from related parties, and convertible notes, and applied that primarily to operations such as building inventory, accounts receivables and interest.

The net cash of zero as of June 30,1999 was decreased compared to $11,712 at the end of the second quarter of 1998.

The Company has significant equity capital and working capital needs in 1999. The anticipated sales levels require the infusion of additional equity capital, as well as a line of credit to meet the working capital needs due to the seasonality of the air cooling and air conditioning business.

On June 26, 1999 the company issued a convertible notes offering for 800,000. As June 30, 1999 the company had received $76,000. The company has received $230,000 as of July 27, 1999. The company has received notice that another $300,000 is committed. The term of the convertible notes are as follow: a 12 % promissory note in the principal amount of $25,000 at the purchase price of $25,000 per convertible note. Each note is due and payable upon the earlier of eighteen (18) months from the day of the signing or the initial closing of the company's contemplated equity financing. The principal amount of each note may, at the option of the holder, be rolled over into the equity financing, or converted at 5 shares per dollar of the principal. At the time of the conversion any accrued interest will be forfeited. The convertible notes are secured by a second mortgage on the Westway facility and the Mexican corporation.

The Company is presently seeking financing through capital investment regarding a private placement of common stock in which the company intends to include all the convertible notes already outstanding and other notes the company expects to have from the recent offering.

There can be no assurance that such private placement will be consummated. Should the Company be unable to obtain any financing, it may have to limit its operations and inventories, and therefore its future sales volume.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During the first half of 1999 several vendors started legal action to collect their payments. The Company has accrued $20,000 since September 1998 for legal fees. The renegotiations of the debt were largely accomplished with about 65% of the vendors but the majority of the agreements have not been funded due to lack of cash to make payments.

The original agreement that the Company had with the Internal Revenue Service (for the payment of back taxes) had too high of payment requirements to accomplish, therefore the company started a new negotiation to make lower payments and have a longer period to pay. As of June 30, 1999 the total debt to IRS is for $212,926. As of June 30, 1999 the company has not been able to make payments on back taxes since March 1999.

The company received a bridge loan in April of 1998 for $540,000 payable on January 22 of 1999 which is in default, as well as another bridge loan received in September 1998 for $25,000, payable on June 22, 1999 which is in default. The bridge loan notes have not been renegotiated, the note holders can take legal action, convert into common stock, and exercise the warrants of $4.50 each , which will expire on April 22, 2003.

Since the Third quarter of 1998 Officers of the company including Rick Bacchus, Ron Bacchus and Rocky Bacchus have not received their full salaries. Total payroll accrued for them as of June 30, 1999 is $86,983.

Since the third quarter of 1998 the company has made only partial payment to the New Mexico State Tax Departments. As of June 1999 the delinquent taxes accrued are $30,054. The State of New Mexico has an amnesty plan that will start on August 16 of 1999 and conclude on November 4, 1999. The company hopes to pay all New Mexico taxes from 1998 without penalties, interest or late fees during the amnesty period.

In May 1999 the Company started to review transactions related with the TCC financing, in order to have the proper interest, discounts and fees. As of June 30, 1999 the company has not recognized in its books fees, discounts and interest for $91,000. The company believes that those charges are out of contract. In addition, the company already recognized in its books about $49,500 which will be in dispute because the company believes those charges are out of contract. The company believes that the overcharges can be solved without legal action during the third quarter of 1999.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

In addition to the factors discussed in the "Overview" and "Liquidity" and "Capital Resources" sections of this "Management Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Annual Report on Form 10-K for the year ended December 31, 1998 the following additional factors may affect the company's future results:

In analyzing this 10-Q prospective investors should consider all of the matters set forth below and in the 1998 10-K, and the March 1999 10-Q and read such documents in full.

         When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, operating results and financial position. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are described in the Company's 1998 10-K, March 1999 10-Q, and in the risk factors set forth below. All references to "Items" refer to the 1998 10-K.

#1 Going Concern Opinion; Significant Losses; Pressing Need to Complete the Convertible Note Offering and a Stock Offering. The report accompanying the audited Financial Statements for the year ended December 31, 1998 contains a "going concern" qualification, the results for such year reflect a loss of $4,492,352 or ($2.88) per share and a stockholders deficit of $2,150,469. The Company posted a loss of $2,667,385 in the year ended 12/31/97 or $1.92 per share. The Company posted a loss of $214,399 or ($0.13) per share for the first quarter ended March 31, 1999 verses a loss of $909,299 or $.60 per share for the first quarter ended March 31, 1998. No assurances can be given that the Company will be able to continue its operations if it does not complete its Convertible Note Offering and a subsequent Equity Financing.

#2 Likely Competition. Although, to the best of management's knowledge there are as yet no competitors offering a water cooled central air conditioning unit, it must be assumed that if the Company's efforts are successful other companies will begin to offer competing systems. These future competitors may well be companies which have substantially greater research, development, marketing and financial resources than the Company. See "Risk factor 1."

#3 Potential Environmental Liability. The Company is involved in environmental proceedings regarding an EPA Superfund Site in the State of New Jersey owned by the Company. While the Company believes that sufficient reserves have been provided for in the accrued $888,955 reported in this June 30, 1999 10Q, no assurances can be given that the Company's actual liability will not exceed such estimates. See "Risk factor 1."

#4 EPA Superfund Site Sale Commitment Signed but not Closed. While a commitment to sell the land in Rockaway (which contains the Superfund Site) has been signed. A closing on the sale is projected for the third quarter and a possible recovery of up to 1.1 million in previously recognized expenses associated with the Superfund site is projected to take multiple years. No assurances can be given that the Company will close on the sale or that the buyer will complete the clean up. If the buyer closes on the sales transaction and at some point defaults on the clean up the Company could still be liable for the clean up.

#5 No Assurance of Acceptance of Novel Technology. The Company's primary product, the AC2 Water Cooled Central Air Conditioning unit, uses water rather than air as a cooling medium. Such technology requires the installation of both a water supply line and a water waste line with direct access to the cooling unit. No assurances can be given that contractors or the public will accept such technology even if they believe that the Company's product offers advantages over its competitors products. See "Risk factor 1."

#6 Concentration on a Single Product. While the Company produces evaporative coolers and heat exchangers as well as the AC2, it intends to concentrate a significant portion of its marketing and distribution efforts on the AC2. The Company's success will therefore be substantially dependent upon the success of the AC2, which is only being marketed in certain geographical areas. No assurances can be given that the Company's marketing efforts will be successful. See "Risk factor 1."

#7 Uncertainty of Patent Protection. The Company holds patents on its evaporative coolers, has a patent on the AC2, and other patents are pending. While the Company's patent counsel has received notice that an application has been approved and that another patent relating to the AC2 may be issued in the near future, no assurances can be given that additional patents will be issued regarding the AC2 or that if issued, such patent, or the Company's subsisting patents, will provide adequate protection from its competitors, which may either devise alternate technological solutions to accomplish the purpose of such patents or obtain patents of their own which would require the Company to either obtain a license from such patent holders or to redesign its products. In addition, no assurances can be given that the Company will have the necessary funds to either commence an action against parties who may be infringing the Company's patents or to defend against any patent infringement actions which may be commenced by others. See "Risk factor 1."

#8 Development Stage of the Company's Primary Product. The Company's sales and marketing efforts regarding the AC2 are not sufficiently established to fully evaluate or forecast their prospects. The Company is thus subject to all the risks associated with the launching of a new product and there is no assurance that such efforts will be successful. See "Risk factor 1."

The efficiency and comfort achieving capability of the AC2 have received favorable responses during the 1998 season, however the reliability in the field has been unacceptable. The high volume, large, and well established air conditioning contractors are not expected to buy AC2 units until they believe the reliability issues have been solved, and that is not expected to occur until after 1999. The smaller more aggressive air conditioning contractors that are looking for an advantage to increase sales, may sell AC2 units in 1999, but they want assurances that they will get factory support if they have problems.

The Company is dependent on equity offerings to continue to provide field support. Management considers it crucial that AC2 units operate reliably in 1999. The Company needs to quickly put together "field upgrade kits" that solve past operating problems and reassure customers. Some of the major problems are:

1. AC2 units had reliability problems in 1998 (the first year for widespread units to operate with freeze protection controls).
2. The 1999 AC2 unit Upgrades
based on field  evaluations have not been field proven for a full season.

3. RTI has not been able to purchase all the materials required to upgrade all AC2 units in the field.

4. Customers are cautious in making sales commitments (both in making purchases from RTI & in offering AC2 units to their customers) because of concerns about
a) RTI's financial strength, b) AC2 field corrections not yet being made, and c) possible future AC2 product problems.

5. RTI has not automated manufacturing and this creates concern for the quality of production (since it is largely hand built) and the cost is high because the labor content is high and the material utilization efficiency is less than an
automated   process  would  generate.

 6.  Relations  with  Suppliers  &  Sales
Representatives have been strained by failure to make timely payments.

No assurances can be given that the Company will resolve AC2 product problems or solve customer and supplier relationship problems.

#9 Dependence on Certain Suppliers. The Company is dependent upon its suppliers of plastics, motors, pumps and compressors. The Company has failed to pay many of its suppliers in accordance with the terms of sale. Certain of such components may have long lead order times and the Company does not have a strong relationship with such suppliers. Should the Company lose any of such suppliers, it would cause manufacturing and assembly delays which would have a material adverse effect on its business. No assurance can be given that the Company will be able to adequately replace such suppliers in the event of a termination of their services to the Company. See "Risk factor 1."

#10 Seasonality. The air conditioning business is highly seasonal and the Company expects to earn the majority of its revenues in the summer months when the demand for cooling equipment is greatest. No assurances can be given that the Company will be able to maintain sufficient cash flow. See "Risk factor 1."

#11 Need for Highly Qualified Personnel. The success of the Company's business will depend upon its ability to attract and retain personnel with a wide range of technical capabilities. Competition for such personnel is intense, and is expected to increase in the future. No assurance can be given that the Company will be able to attract and retain such personnel.

#12 Dependence on Management; No Key Man Insurance. The Company is substantially dependent upon the services of Messrs. Richard, Ronald and Rockney Bacchus (ages 45, 41, and 43 respectively) for the success of its business. The loss of any of their services would have a material adverse effect on the Company. While the Company proposes to obtain Key Man Insurance in the amount of approximately $500,000 on the lives of each of the Bacchus brothers, no such insurance has yet been obtained.

#13 Significant Common Stock Holdings by Current Officers and Directors. As of the date hereof, the management of the Company beneficially owns 258,705 shares of Common Stock, or approximately 16% of the Company's issued and outstanding Common Stock. There are no cumulative voting rights and directors must be elected by a plurality of the outstanding voting securities entitled to vote. Management will therefore be in a position to significantly influence the actions of the Company.

#14 Absence of Dividends on Common Stock. The Company has not paid any dividends on its Common Stock since its incorporation and anticipates that, for the foreseeable future, working capital and earnings, if any, will be retained for use in the Company's business operations and in the expansion of its business. The Company has no present intention to pay cash dividends on its Common Stock.

#15 Possible Adverse Effects of Authorization of Preferred Stock; Anti-Takeover Effects. The Company's Certificate of Incorporation authorizes the issuance of a maximum of 2,000,000 shares of preferred stock, $.05 par value ("Preferred Stock"), on terms which may be fixed by the Company's Board of Directors without further stockholder action. The terms of any series of Preferred Stock, which may include priority claims to assets and dividends, and special voting rights, could adversely affect the rights of holders of the Common Stock. The issuance of Preferred Stock could make the possible takeover of the Company or the removal of management of the Company more difficult, discourage hostile bids for control of the Company in which stockholders may receive premiums for their shares of Common Stock or otherwise dilute the rights of holders of Common Stock and the market price of the Common Stock. . #16 Shares Eligible for Future Sale. Sales of the Common Stock in the public market could adversely affect the market price of the Common Stock. As of June 30, 1999, the Company had 1,611,166 shares of Common Stock outstanding. Of these shares, 1,065,773 are freely tradable without restriction under the Securities Act and 545,393 shares are "Restricted Securities" within the meaning of Rule 144 promulgated under the Securities Act.

#17 No Assurance of Public Market. The Company was delisted from the Nasdaq Small Cap Market and is now traded on the Nasdaq Bulletin Board. There may be a greater difficulty in selling stock on the Nasdaq Bulletin Board than when the stock was listed on the Nasdaq Small Cap Market.

#18 Risk of "Penny Stock" Regulations The Commission has adopted regulations which define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share, subject to certain exceptions. The Common Stock was listed for quotation on the Nasdaq SmallCap Market and was therefore not deemed to be a "penny stock." Since the Common Stock has been delisted from the Nasdaq Small Cap Market the Stock may be deemed a "penny stock" as defined by the Exchange Act and the rules and regulations promulgated thereunder. For any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities, information on the limited market in penny stocks and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. In addition, the broker-dealer must obtain a written acknowledgment from the customer that such disclosure information was provided and must retain such acknowledgment from the customer for at least three years. Finally, monthly statements must be sent to the customer disclosing current price information for the "penny stock" held in the account.

While many Nasdaq listed securities would otherwise be covered by the definition of penny stock, transactions in a Nasdaq listed security would be exempt from all but the sole market-maker provision for: (i) issuers who have $2,000,000 in tangible assets ($5,000,000 if the issuer has not been in continuous operation for three years); (ii) transactions in which the customer is an institutional accredited investor; and (iii) transactions that are not recommended by the broker-dealer. In addition, transactions in a Nasdaq listed security directly with a Nasdaq market-maker for such securities would be subject only to the sole market-maker disclosure, and the disclosure with respect to commissions to be paid to the broker-dealer and the registered representative.

The above described rules may materially adversely affect the liquidity for the market of the Company's Common Stock. Such rules may also affect the ability of broker-dealers to sell the Company's Common Stock and may impede the ability of holders (including, specifically, purchasers in this offering) of the Common Stock to sell their shares in the secondary market.

#19 Indemnification of Directors and Officers. The Company's By-laws provide for indemnification against losses that they may incur in legal proceedings resulting from rendering services to the Company in such capacities to the fullest extent permitted by law.

         Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended ("Act") may be sought by directors, officers and controlling persons of the Company pursuant to such indemnity (or otherwise), the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by a director, officer, or controlling person of the registrant in the successful defense of any such action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the Common Stock being registered, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.


ITEM 2.  CHANGES IN SECURITIES

             None.



                                    SIGNATURE


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     RTI  INC.




Date: August 4, 1999                     By: /s/ RICK E. BACCHUS
                                      ---------------------------
                                          Rick E. Bacchus
                                          Acting Chief Executive Officer
                                          And Principal Accounting Officer