Form 10QSB
period 1999-09-30
RTI INC
filed 1999-12-06
CIK 81699

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                                     --------------------

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

ITEM I.  FINANCIAL STATEMENTS


                                                      RTI INC. AND SUBSIDIARIES
                                                          CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  BALANCE SHEET
       ASSETS                                          SEPTEMBER 30,                               DECEMBER 30,
                                                             1999                             1998

CURRENT ASSETS
    Cash and cash equivalents                                         0                             9361
    Accounts receivable, net of allowance                        997856                           191497
        of $ 12,966 in 1999, and $13,214 in 1998
    Inventory                                                   1468595                          1317649
    Prepaid expenses and other                                   232773                            54228
               Total current assets                             2699224                          1572735

PROPERTY, PLANT AND EQUIPMENT, NET                              1647768                          1787312
DUE FROM RELATED PARTIES                                         102505                           111206
INTANGIBLE ASSETS, net of amortization
        of $63,721 1999 and $72,000 in 1998                     1032868                          1135057
OTHER ASSETS                                                      54053                            31635
               Total assets                                     5536418                          4637945

The Notes to Financial Statements are an integral part of these consolidated statements.


                                                                                 BALANCE SHEET
            LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                        SEPTEMBER 30,                          DECEMBER 31,
                                                                                 1999                               1998
       CURRENT LIABILITIES
     1     Notes payable to related parties            *                633008.08     0.072486284           627811      0.092482721
     2     Due to related parties BII                  *                   215083     0.024629334           174469      0.025700996
     3     Notes payable TCC                           *                  2151793     0.246403613           606861      0.089396581
     4     Due to customer                             *                    47145     0.005398613           404207      0.059543658
     5     Accounts payable                            *                  1465788     0.167848608          1088297      0.160316828
     6     Accrued expenses                            *                   406499      0.04654854           387208      0.057039538
     7     Accrued warranty                            *                   267196     0.030596837           621312      0.091525355
     8     Accrued interest                            *                   315144     0.036087403           139578      0.020561209
     9    Capital lease obligation                     *                    72317      0.00828108            19987      0.002944281
    10     Other current liabilities                   *                   280000     0.032063034           180000      0.026515766
    11     Bridge loan                                 *                   564002      0.06458434           566502      0.083451304
    12 Current portion of long term debt               *                   682364     0.078138071           667926      0.098392054
                      Total current                                    7100339.08     0.813065757          5484158      0.807870292
                       liabilities
       LONG-TERM DEBT
    13 SBA  & Norwest net from current portion                             447356     0.051227109           209858      0.030914143
    14 Provision for future Environmental Cost                             888955     0.101794979           927140       0.13657682
    15 Convertible notes                                                   240000       0.0274826
    16 Trio deposit ( ACE )                                                 23590     0.002701311                0
    17 Rock away Property Tax net of the current portion                    32558     0.003728244           167258      0.024638745
                      Total liabilities                                8732798.08               1          6788414                1
       STOCKHOLDERS' EQUITY
           Preferred stock, $.05 par value - shares
               authorized 2,000,000; shares issued
               and outstanding 100,000                                       5000                             5000
           Common stock; $.08 par value - shares
               authorized 25,000,000, issued and
               outstanding 1,611,166 at year-end
                1998
              and 1,611,166 at March 31,                                   128894                        128493.28
               1999

           Additional paid-in capital                                  18115261.1                         18115261
           Accumulated deficit                                          -21445536                        -20399223
          Total stockholders' equity                                   -3196380.9                      -2150468.72
          Total liabilities and stockholders' equity                   5536417.18                       4637945.28



                                                      RTI INC. AND SUBSIDIARIES
                                                          CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED SEPTEMBER 30,
                                                                   1999                       1998
Net sales                                                        583424                           -12354
Cost of sales                                                    537895                      998402.6828
    Gross profit (loss)                                           45529                     -1010756.683
Selling, general and administrative expenses                     259450                      1320368.934
Research and development expenses                                 41630                            28660
               Total operating expenses                          301080                      1349028.934
               Loss from operations                             -255551                     -2359785.616
Other income (expense)
    Rental income for Rockaway Industrial Park, net                9755                             7926
        of expenses
        in both years                                            -11904                                0
    Interest income (expense)                                   -156452                     -87498.11248
    Other income                                                      0                                0
               Total other income                               -158601                     -79572.11248
                   (expenses)
               Loss from continuing                             -414152                     -2439357.729
               operations

       EXTRAORDINARY INCOME                                       12000
                                                                      0                                0
               Net loss before income taxes                           0                     -2439357.729
Income taxes
Net loss                                                        -402152                     -2439357.729
Weighted Average Shares                                         1611166                      1577356.476
Net loss per share                                         -0.249603082                     -1.546484746

                                                      RTI INC. AND SUBSIDIARIES
                                                          CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                   1999                       1998
Net sales                                                       2595321                          2296591
Cost of sales                                                   1962003                      3365740.683
    Gross profit (loss)                                          633318                     -1069149.683
Selling, general and administrative expenses                     934018                      2234107.934
Research and development expenses                                 84494                           226667
               Total operating expenses                         1018512                      2460774.934
               Loss from operations                             -385194                     -3529924.616
Other income (expense)
    Rental income for Rockaway Industrial Park, net               -2149                            23830
        of expenses
    Interest income (expense)                                   -541604                     -233463.1125
    Other income                                                      0                              753
               Total other income                               -543753                     -208880.1125
               (expenses)
               Loss from continuing                             -928947                     -3738804.729
                operations
       EXTRAORDINARY INCOME                                      125064
               Net loss before income taxes                           0                     -3738804.729
Income taxes                                                          0                                0
Net loss                                                        -803883                     -3738804.729
Weighted Average Common Shares Outstanding                      1611166                      1577356.476
Net loss per share                                         -0.498944864                     -2.370297891


                                                             RTI INC. AND SUBSIDIARIES
                                                          CONSOLIDATED FINANCIAL STATEMENTS
                                                                      (UNAUDITED)
                                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                NINE MONTHS ENDED SEPTEMBER 30,
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Loss                                                 -803883                     -3738804.729
       Adjustments to reconcile net loss to
       net cash applied to operating activities:
            Depreciation and amortization                        373539                      226043.3976
            Allowance for doubtful accounts                       12966                            12092
            Allowance for warranty expense                                                        746175
            Imputed interest on note payable                                                           0
            (Increase) decrease in:
              Accounts receivable                               -806359                           163808
               Restricted deposits                                                                     0
               Due from affiliate                                     0                            34160
               Inventories                                      -150946                         763299.6
            Other assets                                         -16793
               Prepaid expenses and other                       -161752                        -198198.5
            Increase (decrease) in:
            Due to relative parties                               45811                            85485
            Due to customer                                     -357062
            Accrued warranty                                    -354116
            Accounts payable                                     377491                           806717
            Accrue interest                                      175566
            Accrue expenses                                       19291                           127938
               Other liabilities                                 100000                              899
                TOTAL ADJUSTMENTS                               -742364                      2768418.698
                Net cash applied to operating                  -1546247                     -970386.0313
                activities
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of fixed assets                             -230825.47                        -134217.6
       Reduction in notes receivable                                  0                                0
       Purchase of business, net of cash acquired                     0                                0
       Purchases of other assets                                 -22418                  21742.9
                Net cash applied to
                    investing activities                     -253243.47                        -112474.7
CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from sale of common stock                             0                           490439
       Proceeds from notes payables                             1784932                            68000
       Increase in notes to related parties                        5197                            -4617
       Payments on notes to related parties                           0                           -26511
       Changes in short-term borrowings                               0                           579502
       Payments on long term debt                                                                 -35664
                Net cash provided by financing                  1790129                          1071149
                activities
Net increase (decrease) in cash and cash equivalents              -9361                      -11711.7313
Cash and cash equivalents, beginning of period                     9361                            11712
Cash and cash equivalents, end of period                              0                                0



                         RTI INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information as of September 30, 1999 and 1998, for the three months then ended and for the six-months then ended is unaudited).

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


OVERVIEW

1.       BASIS OF PRESENTATION

In the opinion of management of RTI Inc. (with its Subsidiaries, the "Company"), the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the company's financial position as of September 30, 1999, its results of operations and its cash flows for the nine months ended September 30, 1999 and 1998. Results of operations for the nine-month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

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


2.       AIR CONDITIONING AND COOLER OPERATIONS

         With its acquisition of the business of Quality Air Inc. in February 1997, the Company engaged in the manufacture, marketing and selling of residential coolers and of central air conditioning equipment. The AC2 utilizes patented evaporative technologies to air condition homes and small businesses with reduced electricity usage when compared to standard air conditioners. The AC2 is assembled in the Company's Westway, Texas factory. In 1997, this factory was purchased, equipped for producing the AC2, and a work force trained to manufacture the AC2. During the first half of 1999 the company was focused on recovering confidence in the "AC2" central air conditioner and pushing the Aireze product line as hard as possible. In April of 1999 the company finally prested its new product," The Trio" which is an upgraded of an evaporative unit and give the service as a refrigeration unit with the advantage of the cost service and maintance of an evaporative unit.

3. ROCKAWAY INDUSTRIAL PARK (Superfund Site)

For a more detailed description of the Rockaway "Superfund" site please see the companies 10K report for the year ended December 1998.

The Company owns a 248 acre parcel of land ("Parcel I") in Rockaway, New Jersey (47 acres of which have been leased to SteriGenics International), that is contiguous to a 15 acre operating parcel that is the site of an irradiation processing facility leased to SteriGenics International("Parcel II" and, with Parcel I, the "Rockaway Industrial Park"). Since 1985, the Company has been seeking a buyer for Parcel I. However, the Company's ability to sell Parcel I is impaired until the completion of an environmental cleanup and remediation program, and its ability to recover its current book value of $50,000 in 201 acres of Parcel I is impaired by unpaid outstanding non-recourse property taxes for the years 1993,1994,1995,1996,1997,1998 and the nine months of 1999 totaling $332,558, which have been accrued in the financial statements under "current portion of long term debt $300,000 and Rockaway property tax $32,558.

As a result of engineering tests that commenced in 1981, the property has been named an EPA "Superfund Site" and there have been ongoing cleanup operations. There is a remediation proposal to complete the cleanup over the next eight years.

Rockaway sales commitment

On April 20, 1999 the Company signed an agreement to sell the property. The sale will provide no funds to RTI and is essentially an assumption of liabilities in exchange for the property, with no cash to RTI. The buyer will assume liabilities, including the environmental and taxes. As the sale of the Rockaway industrial park is consumated the responsibility of cleaning the contamination will be at the expense of the buyer. The buyer is in a due diligence period and the Company believes the sale will close during the fourth quarter of 1999, no anssurance of it.

RTI did not generate the contamination and has not been charged with contributing to the contamination of the property. RTI has suffered the expense of this superfund site because it purchased the property from Thiokol and RTI was the legal owner when the contamination was discovered. Some of the major expenses associated with RTI owning the facility have been:



         Rockaway  Property  (including   improvements  @  current  book  value)
         $485,532 August 1996 payment to the New Jersey Department of
                  Environmental Protection (NJDEP)                    $575,000
         Non Recourse Property Tax Accrued                            $332,558
         Note to Thiokol (interest included)                          $318,004

         Accrued for environmental provision (as of September 30, 1999)
$888,955
                                     Listed Items                    $2,016,624

There have also been other expenses for studies, consultants, and other cleaning expenses that have been borne by RTI.




Some of the major liabilities RTI may be relieved of by the sale are:


         Cash to be realized by RTI                                                                          $0
         Non Recourse Property Tax Accrued                                                            $332,558
         Note to Thiokol (interest included)                                                          $318,004
         Accrued for environmental provision (as of Sept. 30, 1999)                                   $888,955
         Less: Rockaway Book Value net of Depreciation                                               ($354,598)
                                    Listed Items                                                    $1,184,919

An writing request to buy the property has been presented from a potential buyer and the board of directos approved the sale , as November 8,1999 the sale has not close yet. The property is a lush forested area of New Jersey that the buyer plans to develop. There is current income from the property tenants and the buyer has met with local officials to obtain permission for additional tenants. A second potential buyer has expressed interest in the property if the present sales commitment is not closed. The signing of the sales commitment does not provide assurance that the transaction will be completed or that all or all parts of the above liabilities will be removed. No effect has been given to the pending sale in the company's financial records.


5.       SHORT TERM BORROWINGS

         The Company had a related party note outstanding at September 30, 1999, for $588,383 with its former Chairman and CEO, Theo W. Muller (Muller Note), and another for $26,511 with Frellum Corporation (Frellum Note), which is owned 51% by Mr. Muller. These notes, which were due on February 20, 1998, were renegotiated effective February 21, 1998. The terms of the Muller Note was increasing to a 12% annual interest rate up to August 20 of 1998 and an 18% rate thereafter. The terms of the Frellum Note are 12% annual interest, the balance along with accrued interest are due and payable on February 20, 2000.

The company has a related party note outstanding at September 30, 1999, for $18,114 with its current President Rick Bacchus( Rick's note). The interest rate of Rick's Note is 16%, the balance along with accrued interest are due upon request.

The Company entered into a factoring  arrangement with Texas Capital Corporation
(TCC) of Austin, Texas in February 1998. The terms are for interest of 2.75% for the first 30 days, with an additional charge of 1% for each additional 15 days the invoice is outstanding. As of September 30, 1999, the Company had factored accounts receivable in the approximate amount of $594,508.

The Company also obtained a credit line of up to $1.81 million with TCC, using the inventory as collateral, As of September 30, 1999 the Company had used $1,338,749 of the credit line.

On June 16, 1999 the Company issued a convertible note offering for up to $800,000, in $25,000 convertible notes. As of September 30 of 1999 the company received funds of $240,000. The company has 8 notes outstanding that will accrue 12% annual interest rate for 18 months and the notes are convertible into shares during this time or at the end of the period.


6.       STATEMENT OF CASH FLOWS

  Supplemental disclosures of cash flow information are as follows:

                                Nine months ended Septemmber 30,
                                     1999          1998
                                 -----------    ----------
         Interest                 $541,604       $64,564
         Income taxes                --             --



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


$ in thousands of US
Dollars

sales of the mayor
segments

                   April-Jun      April-Jun          %           Jan-March       Jan-March          %
                     1999           1998           Change          1999            1998           Change
AC2/Evapco            462            655           -29%             136             637           468%
Aireze                620            621         -0.20%             694             323           115%
E2pk                   76             52            50%               0              36           100%
Trio                   12              0            N/A                               0










                    Jul-Sep        Jul-Sep           %            Jan-Sep         Jan-Sep           %
                     1999           1998           Change          1999            1998           Change
AC2/Evapco           115           -267           232%             713            1025           -30%
Aireze               230            225             2%            1544            1169            32%
E2pk                  17             30           -43%              95             118           -19%
Trio                 225              0            N/A             237               0            N/A
                                                                  2589            2312


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

Since the summer of 1998, RTI has redesigned the AC2 unit controls to eliminate problems experienced in 1998, insure high reliability in the controls, and simplify the controls system. RTI has taken field experience to enhance the total AC2 reliability and these enhancements were laboratory verified with good results. A 1999 AC2 unit Field test program to check operation was briefly field verified, and then the units in inventory were upgraded. A Field Upgrade Program is being implemented and units are being upgraded in the field. During 1998 the repeated controls failures were happening in the field within a few weeks. At this point the field results have been very good with more than half of season of use, but the controls have not yet been field proven for a full season, and the field upgrades are still in progress.

Feedback from AC2 dealers (installing contractors) indicated that the energy efficiency goals had been achieved in the field, but that AC2 reliability had to substantially improve in order for AC2 sales to grow instead of declining. The 2
- 5 ton size air conditioning market in the United States is approximately 5 billion dollars per year. Management desires to achieve a substantial market share (5% plus) over the next five years and Management's main goal for 1999 is to overcome the problems related to the AC2 units and prove the reliable operation of AC2 units in the field. As a consequence of achieving the reliability goal in 1999, marketing efforts were cut and an overhead reduction plan was implemented to keep the operating loss for 1999 below 1 million dollars verses a nearly 4.5 million loss in 1998. The AC2 portion of marketing expenditures were dramatically cut while efforts were focused on solving product problems and proving the solutions with field results. The Aireze Marketing was slightly increased and refocused to increase sales strength in the local market and begin expanding sales into the Southwest market area. The net total Selling and marketing expenses were cut by almost 35% for the period Janaury to September of 1999 verses the same period in 1998. Accordingly the AC2 sales were down 31% while Aireze sales were up 48% for the same period. Aireze sales increases were primarily from strengthening sales in the New Mexico & El Paso market. E2Pak sales were down 19% for the first nine months because the major customer had a sales slump in its business such that there were no E2Pak sales in the first quarter and the second quarter E2Pak sales were up 50% verses the same period in 1998 for the third quarter the sales were down 56 % compare with the same period of last year.

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

The company's development department achieved laboratory performance results indicating an efficiency of approximately 40 EER at the SEER efficiency test conditions on a new product line trade named "Trio". This efficiency level is more than double that of the companies' AC2 product line and believed to be a substantial advance. The Trio product line has been field tested in the El Paso area and begun sales in the El Paso market only. The sales for the second quarter account $11,905,However for the third quarter the sales reach $225,489 which represt for the third quarter almost 39% of company net sales, the company plan is to keep the trio in the El Paso area and New Mexico for year 2000 and start a regional campain in early 2001 for the Southwest states of the union.

The gross profit of 24% for the nine months of 1999 verses the negative 47% for the same period in 1998 reflects a dramatic turnaround. Cost of sales dropped from $998,403 in the third quarter of 1998 to $537,895 for the same period in 1999. Better material usage on Aireze and standard production of the AC2 helped make that possible. The primary reason for the improvement in gross margin is the AC2 units were not having new field problems that required redesigns of components in 1999 and the 1999 costs to upgrade prior year units were applied to Warranty reserve, and the company upgraded approximately 250 units in the third quarter with a cost of $110,418 (~$441 each). During the nine months the company upgraded approximately 1,150 units with a cost of $354,116 (~$307 each) which includes labor, materials, freight and overhead.

The company has manufacturing facilities in Sunland Park, New Mexico, Westway Texas, and Juarez Mexico. These facilities are operating far under capacity with the present sales level and management is working on several programs to cut costs and increase gross margins to a target of 30% - 40% (depending on product line). The plans being considered include keeping all the facilities to have available plant space for future growth, and plans to sell the Westway facility and consolidate operations into Juarez. The Westway plant has been listed for sale in accordance with the planning, As November 8,1999 the company has not received a formal resonable offer to buy West way plant.

The General and Administrative expenses were cut from $2,234,108 for nine months of 1998 to $934,018 thousand for the same period in 1999. This $1,300,090 reduction reflects substantial improvements in the utilization of accounting information to make overhead cuts and the combination of jobs to reduce costs, plus the warranty accrued in 1998 for $727,000 that did not happen in 1999.

For the quarte ending in September 30, 1999 the totaled expenes were 259,450 compares with 1,320,369 of same period of 1998.

Research and development costs totaled $84,494 in the nine months period ending September 30,1999 while they were $226,667 in the same quarter of 1998. The expense decrease in Research and development compares favorably because the company capitalized $34,580 for plugs and molds for the new "Trio" product in the second quarter,but also because the wise utilization of the human resources in double function and recycling of material. The company capitalized $15,052 from Selling, general & administration for the same purpose in the same period.
 Research and development costs totaled $41,630 in the quarter endend in September 30, 1999 compare with 28,660 of the same period of 1998.

For the third quarter of 1999 rental income from the Rockaway Industrial Park, was $2,149 negative compared with the net income of $7,926 in 1998 for the same period. For the nine months period of 1999 rental income from the Rockaway Industrial Park, was $2,149 negative compared with the net income of 23,830 in 1998.

The biggest negative factor is the increase in interest expense. For the three months ending September 30,1999 the Company incurred net interest expense of $156,452 as compared with net interest expenses of $87,498 in the third quarter of 1998. The interest expense increased from $233 thousand for the nine months period of 1998 (10% of sales) to $541 thousand for the same period in 1999 (21% of sales). Interest expense has increased due to the Company factoring its receivables and obtaining inventory loans to fund operations, the buildup of accounts receivable, and inventory. These additional financings to fund working capital, in addition to the previous notes caused the interest expense to go up. See 5-Short term borrowings

Because of the costs described above, the Company incurred a loss before interest, other income and extraordinary income of $255,551 for the third quarter compared to a loss of 2,359,786 for the same period in 1998.

Extraordinary income of $12,000 was posted during September of 1999. Bacchus industries (a Related company) and RTI agreed that Bacchus Industries would assume the Spec Air Lease and pay for the equipment that was directly leased. The $12,000 charge is for the lease amounts from July,August and September of 1999. Bacchus Industries will pay $4,000 a month with no cash-in for the company, Bacchus industries will pay this payment with future royalties accrued.

The net loss of $402,152 or $0.25 per share for the third quarter of 1999, compares with a loss of $2,439,358 or $1.55 per share in the third quarter of 1998.

Because of the costs described above, the Company incurred a loss before interest, other income and extraordinary income of $385,194 for the nine months period of 1999 compared to a loss of $3,529,925 for the same period of 1998. The net loss of $3,738,805 or $2.37 per share for the nine months period of 1998, compares with a loss of $803,883 or $0.50 per share in the same period in 1999.

The air cooling and air conditioning business is highly seasonal, and the third quarter is not an indicator of results for the year.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months period ending in September 30 of 1999, the Company generated $1,784,932 in cash from its notes payable to TCC, notes from related parties, and convertible notes, and applied that primarily to operations such as building inventory, accounts receivables and interest.

The net cash of zero as of September 30,1999 was decreased compared to $11,712 at the end of the Third quarter of 1998.

The Company has significant equity capital and working capital needs in 1999. The anticipated sales levels require the infusion of additional equity capital, as well as a line of credit to meet the working capital needs due to the seasonality of the air cooling and air conditioning business.

On June 26, 1999 the company issued a convertible notes offering for 800,000. As September 30, 1999 the company had received $240,000. The term of the convertible notes are as follow: a 12 % promissory note in the principal amount of $25,000 at the purchase price of $25,000 per convertible note. Each note is due and payable upon the earlier of eighteen (18) months from the day of the signing or the initial closing of the company's contemplated equity financing. The principal amount of each note may, at the option of the holder, be rolled over into the equity financing, or converted at 5 shares per dollar of the principal. At the time of the conversion any accrued interest will be forfeited. The convertible notes are secured by a second mortgage on the Westway facility and the Mexican corporation.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During 1999 several vendors started legal action to collect their payments. The Company has accrued $20,000 since September 1998 for legal fees. The renegotiations of the debt were largely accomplished with about 65% of the vendors but the majority of the agreements have not been funded due to lack of cash to make payments.

The original agreement that the Company had with the Internal Revenue Service (for the payment of back taxes) had too high of payment requirements to accomplish, therefore the company started a new negotiation to make lower payments and have a longer period to pay. As of September 30, 1999 the total debt to IRS is for $261,183. As of September 30, 1999 the company has not been able to make payments on back taxes since March 1999.

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

Since the Third quarter of 1998 Officers of the company including Rick Bacchus, Ron Bacchus and Rocky Bacchus have not received their full salaries. Total payroll accrued for them as of September 30, 1999 is $104,796.

Since the third quarter of 1998 the company has made only partial payment to the New Mexico State Tax Departments. As of September 30, 1999 the delinquent taxes accrued are $34,950.Legal action can be taken at any moment.

 In May 1999 the Company started to review transactions related with the TCC financing, in order to have the proper interest, discounts and fees. As of September 30, 1999 the company has not recognized in its books fees, discounts and interest for $91,000. The company believes that those charges are out of contract. In addition, the company already recognized in its books about $49,500 which will be in dispute because the company believes those charges are out of contract. The company believes that the overcharges can be solved without legal action during 1999.

Year 2000

The company believes its accounting systems and other computer comply properly with the year 2000 necessary and estimate will not be any major problem to affect the records and operability of the company.

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

#3 Potential Environmental Liability.     The Company is involved in
environmental proceedings regarding an EPA Superfund Site in the State of New
Jersey owned by the Company.   While the Company believes that sufficient
reserves have been provided for in the accrued $888,955 reported in this Sept. 30, 1999 10Q, no assurances can be given that the Company's actual liability will not exceed such estimates. See "Risk factor 1."

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



                                     RTI  INC.




Date: December 6, 1999                 By: /s/ RICK E. BACCHUS
                                      ---------------------------
                                          Rick E. Bacchus
                                          Acting Chief Executive Officer
                        And Principal Accounting Officer